Form 10QSB
period 2003-06-30
YOSEMITE MORTGAGE FUND II LLC
filed 2003-08-18
CIK 1169426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the Quarterly period ended June 30, 2003

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

                         YOSEMITE MORTGAGE FUND II, LLC
                     A California Limited Liability Company
        (Exact name of small business issuer as specified in its charter)


California                                        94-3394131
------------                                      ----------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

414 - 13th Street, Suite 400, Oakland, CA 94612
-----------------------------------------------
(Address of principal executive offices)

(510) 452-9144
--------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Traditional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ---     ---

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                    UNAUDITED


                                     ASSETS


CURRENT ASSETS:
    Cash                                                            $ 3,998,367
    Interest receivable                                                  69,031
    Current portion of loans receivable (Note 4)                      1,607,834
                                                                    ------------
       Total Current Assets                                           5,675,232
                                                                    ------------

OTHER ASSETS:
    Loans receivable (Note 4)                                         9,140,836
    Deferred offering costs, net of accumulated
     amortization of $15,043                                            453,301
                                                                    ------------
       Total Other Assets                                             9,594,137
                                                                    ------------

          Total Assets                                              $15,269,369
                                                                    ============


                        LIABILITIES AND MEMBER'S EQUITY


CURRENT LIABILITIES:
    Accounts payable                                                $       666
    Accounts payable for loans purchased (Note 3)                     3,404,598
    Deposits from pending members                                       753,000
    Due to affiliate (Note 3)                                            32,464
    Service fees payable (Note 3)                                         1,188
                                                                    ------------
       Total Current liabilities                                      4,191,916
                                                                    ------------

          Total liabilities                                           4,191,916

MEMBERS' EQUITY:
    Initial Member                                                          824
    Members                                                          11,076,629
                                                                    ------------
       Total Members' Equity                                         11,077,453
                                                                    ------------

          Total Liabilities and Members' Equity                     $15,269,369
                                                                    ============


        The accompanying notes are an integral part of these statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                For the Three       For the Six
                                                Months Ended       Months Ended
                                                June 30, 2003      June 30, 2003
                                                -------------      -------------
REVENUE:
    Interest on loans receivable                $    131,263       $    131,263
    Other interest                                       384                384
                                                -------------      -------------
       Total Revenue                                 131,647            131,647
                                                -------------      -------------

EXPENSES:
    Accounting                                         3,186              3,224
    Amortization 15,043                               15,631             15,631
    Bank service charges                                  78                 78
    California LLC fees and taxes                        800                820
    Legal fees                                         2,532              2,532
    Meeting and conferences                              463                463
    Outside services                                     150                150
    Postage                                              770                770
    Service fees (Note 3)                              2,546              2,546
    Temporary services                                 7,881              7,881
                                                -------------      -------------
       Total Expenses                                 34,037             34,095
                                                -------------      -------------

          Net Income                            $     97,610       $     97,552
                                                =============      =============

        The accompanying notes are an integral part of these statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                    UNAUDITED


RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income                                                     $     97,552
                                                                   -------------
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization                                                      15,631
       Increase in interest receivable                                  (69,031)
       Increase in deferred offering costs                             (114,322)
       Increase in accounts payable                                         666
       Increase in accounts payable for loans purchased               3,404,598
       Increase in accounts payable to pending members                  753,000
       Decrease in due to affiliate                                    (322,146)
       Increase in service fees payable                                   1,188
                                                                   -------------
          Total adjustments                                           3,669,584
                                                                   -------------

       Net cash provided by operating activities                      3,767,136
                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Issuance of loans receivable                                    (10,761,402)
    Collection on loans receivable                                       12,732
                                                                   -------------
       Net cash used by investing activities                        (10,748,670)
                                                                   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                            10,979,020
                                                                   -------------
       Net cash provided by financing activities                     10,979,020
                                                                   -------------

          Net increase in cash                                        3,997,486

          Cash, beginning of period                                         881
                                                                   -------------

                 Cash, end of period                               $  3,998,367
                                                                   =============


Supplemental disclosure:
------------------------
Annual California tax paid                                         $        800
                                                                   =============

        The accompanying notes are an integral part of these statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - NATURE OF OPERATIONS AND DEVELOPMENT STAGE OPERATIONS

Yosemite Mortgage Fund II, LLC (the "Company") is a company formed on March 19, 2001 under the California Beverly-Killea Limited Liability Company Act (the "Act"), to conduct any lawful business for which a limited liability company may be organized under the Act, including investment of the Company's cash and the purchase and sale of notes, mortgages and deeds of trust, secured by interests in real estate.

The Company's operating agreement provides that the term of the Company shall continue until December 31, 2021, unless terminated earlier.

The Manager is MFP Management LLC (a California limited liability company) formed on May 14, 2001 under the Act and is engaged in business as an investor in real estate secured loans. MFP Management LLC is an affiliate of Pontes Financial Group, Ltd. a California corporation, and Steven M. Pontes, General Manager of MFP Management LLC.

The fiscal year end of the Company is December 31.

The Profit or Loss of the Company is allocated to the Members in proportion to their respective Percentage Interest. The Manager is required to allocate to the Members all Profits and Losses realized by the Company during any quarter as of the close of business on the last day of each calendar quarter, in accordance with their respective Interests and in proportion to the number of days during the calendar quarter that they owned the Interest.

The Manager and its Affiliates are entitled to receive fees, compensation and expense reimbursements from the Company, such as Management Fee, Mortgage Service Fees, Company Expenses, Promotional Interest, Property Management Fee, and Real Estate Brokerage Commissions.

The Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of the Base Amount. For any portion of the Capital Contributions not included in the Base Amount, the Management Fee shall not exceed 0.5% per annum.

The Manager is entitled to receive a Promotional Interest in the Company, as an additional Management Fee, that is equal to twenty-five percent (25%) of the amount of Cash Available for Distributions that exceeds twelve percent (12%) of Capital Contributions, for each and every Fiscal Year of the Partnership on a non-cumulative basis.

If the Manager or an Affiliate performs property management services with respect to a foreclosed residential property, the maximum Property Management Fee, including all rent-up, leasing, and re-leasing fees and bonuses, and leasing related services paid to any Person, shall be five percent (5%) of the gross revenues from such property. For individual and commercial property, the maximum Property Management Fee from such leases shall be six percent (6%) of the gross revenues where the Manager or its Affiliates includes leasing, re-leasing, and leasing-related services. Conversely, the maximum Property Management Fee from such leases shall be three percent (3%) of the gross revenues where the Manager or its Affiliates do not perform leasing, re-leasing, and leasing-related services with respect to the property. For industrial and commercial properties which are leased on a long-term basis, the maximum Property Management Fee from such leases shall be one percent (1%) of the gross revenues, except for a one-time initial leasing fee of three percent (3%) of the gross revenues on each lease payable over the first five full years of the original term of the lease.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED


NOTE 1 - NATURE OF OPERATIONS AND DEVELOPMENT STAGE OPERATIONS (CONTINUED)

The total compensation paid to all Persons for the sale of a property held by the Company as a result of a foreclosure shall be limited to a competitive real estate commission, not to exceed six percent (6%) of the contract price for the sale of the property.

All capitalized items used in this Note 1 are defined in the Company's operating agreement.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------
The financial statements of the Organization have been prepared on the accrual basis of accounting and accordingly reflect all significant receivables, payables, and other liabilities.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes
------------
The Company is treated as a partnership for federal and California income tax purposes. Consequently, all tax effects of the Company's income or loss are passed through to the members individually, and no federal or California income taxes are provided for in the financial statements of the Company. The Company pays an annual California tax of $800 and an annual California LLC fee based upon its total annual income.

Revenue recognition
-------------------
Interest is recognized as revenue when earned according to the terms of the loan.

Loans secured by trust deeds
----------------------------
Loans secured by trust deeds will be selected by the Manager and originated by or through Pontes Financial Group, Ltd., a California licensed real estate broker corporation, and will be recorded at cost. Interest income on loans will be accrued by the simple interest method. The Company will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and a specific reserve has been recorded. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED


NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Affiliate
----------------
Pontes Financial Group, Ltd., the Initial Member, has advanced offering costs and paid certain expenses on behalf of the Company and is entitled to receive reimbursement from the Company. Outstanding offering costs and expense payable to Pontes Financial Group, Ltd. as of June 30, 2003 was $32,464.

Management Fees
---------------
Under the Operating Agreement, the Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. The Management Fee has been waived by the Manager for the quarter ending June 30, 2003.

Service Fees
------------
The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans which it services, in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One-quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Mortgage service fees expense and mortgage service fees payable to the Manager from the Company as of June 30, 2003 were $2,546 and $1,188, respectively.

Borrower's Costs
----------------
The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

Loans Purchased from Affiliates of the Manager
----------------------------------------------
The Company purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Principal balances for loans purchased are due on the first of the following month. Outstanding payable for loans purchased as of June 30, 2003 was $3,404,598.


NOTE 4 - LOANS RECEIVABLE

All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of June 30, 2003 consist of the following:

                                                                       Amount
                                                                    ------------

Loan #3054, due in monthly installments of $18,865 including principal and interest at 12.75% maturing in July 2004. The
face amount of this loan is $1,600,000. The Company owns
100% of this loan.                                                  $ 1,409,196

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED


NOTE 4 - LOANS RECEIVABLE (CONTINUED)

                                                                       Amount
                                                                    ------------

Loan #3055, due in monthly installments of $15,653 including principal and interest at 12.50% maturing in October 2004.
The face amount of this loan is $1,270,000. The Company owns
63.78% of this loan.                                                $   724,265

Loan #3064, due in monthly installments of $6,316 including
principal and interest at 12.50% maturing in February 2007.
The face amount of this loan is $470,000. The Company owns
100% of this loan.                                                      399,867

Loan #3077, due in monthly installments of $11,793 of
interest only at 12.75%. The principal balance is due in
December 2005. The Company owns 86.96% of this loan.                    965,217

Loan #3080, due in monthly installments of $2,498 including
principal and interest at 12.75% maturing in March 2006.
The face amount of this loan is $200,000. The Company owns
100% of this loan.                                                      188,417

Loan #3092, due in monthly installments of $8,234 of
interest only at 12.75%. The principal balance is due in
May 2004.  The Company owns 100% of this loan.                          775,000

Loan #3095, due in monthly installments of $4,097 including
principal and interest at 12.50% maturing in February 2007.
The face amount of this loan is $290,000. The Company owns
100% of this loan.                                                      260,826

Loan #3096, due in monthly installments of $15,005 of
interest only at 13.00%.   The principal balance is due in
October 2006.  The Company owns 54.51% of this loan.                    755,000

Loan #3099, due in monthly installments of $5,557 of
interest only at 13.75%. The principal balance is due in
September 2006.  The Company owns 48.45% of this loan.                  235,000

Loan #3101, due in monthly installments of $7,148 of
interest only at 11.75%. The principal balance is due in
September 2006.  The Company owns 58.91% of this loan.                  430,000

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED


NOTE 4 - LOANS RECEIVABLE (CONTINUED)

                                                                       Amount
                                                                    ------------

Loan #3102, due in monthly installments of $5,158
including principal and interest at 11% maturing in March
2007. The face amount of this loan is $465,000. The
Company owns 100% of this loan.                                     $   450,882

Loan #3108, due in monthly installments of $2,595 of
interest only at 11.75%. The principal balance is due in
March 2007. The Company owns 100% of this loan.                         265,000

Loan #3111, due in monthly installments of $5,958 of
interest only at 11.75%. The principal balance is due in
November 2003. The Company owns 100% of this loan.                      650,000

Loan #3127, due in monthly installments of $7,344 of
interest only at 11.75%. The principal balance is due in
March 2008. The Company owns 100% of this loan.                         625,000

Loan #3133, due in monthly installments of $24,479 of
interest only at 11.75%. The principal balance is due in
October 2004. The Company owns 54% of this loan.                      1,350,000

Loan #3137, due in monthly installments of $5,688 of
interest only at 9.75%. The principal balance is due in
May 2008. The Company owns 100% of this loan.                           700,000

Loan #3138, due in monthly installments of $5,650 of
interest only at 12%. The principal balance is due in
December 2004. The Company owns 100% of this loan.                      565,000
                                                                    ------------
                                                                     10,748,670
    Less current portion                                             (1,607,834)
                                                                    ------------
    Long-term portion                                               $ 9,140,836
                                                                    ============

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND
OPERATIONS

       As of June 30, 2003, the registrant was in its offering stage and had received a total of $11,060,405 in members' capital contributions for Units at $10.00 each. The offering was continuing seeking to raise the remainder of the total of $50,000,000 in units of $10.00 each that were originally offered. Prior to the fiscal quarter ended June 30, 2003, the registrant had conducted no operations and was in its organizational stage.

       At June 30, 2003, the Company had directly funded loans #3127, #3137, and #3138. The interest rates for these loans were 11.75%, 9.75% and 12.00%, respectively. The total volume of investment in these new loans was $1,765,000.

       At June 30, 2003, mortgage investments totaling $ 9,483,670 had been acquired, with interest rates ranging from 13.75% to 9.75%. These mortgage loans were acquired from PFG, Ltd. Sterling 1995 Mortgage Fund, LLP; a California limited partnership and Yosemite Mortgage Fund, LLC, a California limited liability company, the two private mortgage funds from which the registrant is initially acquiring its mortgage loans. Some of the Company's interests in these loans were acquired from private investors. As additional funds are obtained from its public offering of Units, the registrant will acquire the balance of the mortgage loans now held by Yosemite Mortgage Fund, LLC. PFG, Ltd. Sterling 1995 Mortgage Fund, LLP, and Yosemite Mortgage Fund, LLC are affiliated with the registrant through their manager and general partner, who are Pontes Financial Group, Ltd. and Steven M. Pontes, respectively.

       The purchase of the loans from PFG, Ltd. Sterling 1995 Mortgage Fund, LLP has been completed. The cost to the registrant for the existing loans remaining to be acquired from Yosemite Mortgage Fund, LLC and private investors is expected to be approximately $21,781,292.

       As of June 30, 2003, the registrant had acquired the following mortgage loans from PFG, Ltd. Sterling 1995 Mortgage Fund, LLP, Yosemite Mortgage Fund, LLC, and private investors holding interests in those loans:

                         Percentage         Date of
        Loan Number      owned              purchase        Amount Paid*
        -----------      ----------         ----------      ------------
        3054             100%               6/30/2003        $1,409,196
        3055             64                 5/1/2003            738,596
        3064             100                5/1/2003            410,165
        3077             87                 6/30/2003           965,217
        3080             100                5/1/2003            191,772
        3092             100                5/1/2003            782,750
        3095             100                5/1/2003            267,476
        3096             55                 5/1/2003            762,707
        3099             48                 6/30/2003           235,000
        3101             59                 5/1/2003            433,942
        3102             100                6/30/2003           450,882
        3108             100                5/1/2003            267,429

                         Percentage         Date of         Purchase
        Loan Number      owned              purchase        Price*
        -----------      ----------         ----------      ------------
        3111             100                5/1/2003            656,441
        3127             20                 6/18/2003           125,000
        3133             54                 5/1/2003          1,362,375

          * Purchase Price for May 1, 2003 purchases included the April income accrued by affiliates.

       A. Compensation of the Manager and Affiliates By the Registrant.

       The Manager, MFP Management LLC, has received compensation from the registrant for its services during the fiscal quarter ended June 30, 2003 in the amount of $1,358, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. During that same period, the registrant paid Pontes Financial Group, Ltd the amount of $450,000 in reimbursement for offering expenses of the registrant that had been advanced and paid on its behalf by Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.

       B. Forward-Looking Statements.

       Some of the information in this report on Form 10-QSB may contain forward-looking statements. Uses of the words such as "will", "may", "anticipate", "estimate", "continue" or other similar words discuss or refer to future expectations,, contain projections of results of operations or of financial conditions, or state other forward-looking information. As such, this analysis may prove to be inaccurate because of assumptions made by the Manager or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.


Item 3. CONTROLS AND PROCEDURES

       Within the 90 days prior to the date of this report, the General Manager of the Manager of the registrant, MFP Management LLC, who performs the functions of the registrant's principal executive and principal financial officers, carried out an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon the evaluation, the General Manager concluded that the registrant's disclosure controls and procedures are effective. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect the registrant's disclosure controls and procedures subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The Exhibits furnished with this report:

                  31. Rule 13a-14a/15d-14(a) Certification

                  32. Section 1350 Certification

         (b) No report on Form 8-K was filed during the quarter for which this report is filed.


                                   SIGNATURES

       In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          YOSEMITE MORTGAGE FUND II, LLC

                                          By:  MFP Management LLC

                                          By:  /s/  Steven M. Pontes
                                               ---------------------------------
                                               Steven M. Pontes, General Manager