Form 10QSB
period 2003-09-30
YOSEMITE MORTGAGE FUND II LLC
filed 2003-11-14
CIK 1169426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

                For the Quarterly period ended September 30, 2003

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

                         YOSEMITE MORTGAGE FUND II, LLC
                     A California Limited Liability Company
        (Exact name of small business issuer as specified in its charter)

       California                                          94-3394131
       ----------                                          ----------
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

                            YOSEMITE MORTGAGE FUND II

                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                            PAGE NUMBER

Condensed Financial Statements                                           3

Condensed Balance Sheet
          September 30, 2003                                             4

Condensed Statements of Operations
          Three months and nine months ended September 30, 2003          5

Condensed Statement of Cash Flows
          Nine months ended September 30, 2003                           6

Notes to Condensed Financial Statements                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                           13

ITEM 3.  CONTROLS AND PROCEDURES                                        14

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                  15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          15

ITEM 5.  OTHER INFORMATION                                              15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

Signature                                                               15

Certifications                                                          16

--------------------------------------------------------------------------------
                          PART 1: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements should be read in conjunction with the company's registration statement on Form SB-2/A of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

        The accompanying notes are an integral part of these statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                    UNAUDITED

                                     ASSETS

    Loans receivable (Note 4)                                              $15,454,200
    Cash                                                                     7,716,849
    Interest receivable                                                        141,175
    Late fee receivable                                                          1,439
    Deferred offering costs, net of accumulated amortization of $39,078        429,854
                                                                           ------------
          Total Assets                                                     $23,743,517
                                                                           ============

                        LIABILITIES AND MEMBER'S EQUITY

LIABILITIES:
    Accounts payable                                                       $        98
    Deposits from pending members                                            1,725,800
    Pending Withdrawals                                                        134,414
    Due to Investor                                                             30,137
    Due to affiliate (Note 3)                                                   32,464
    Service fees payable (Note 3)                                                3,014
                                                                           ------------
          Total liabilities                                                  1,925,927
                                                                           ------------

MEMBERS' EQUITY:
    Initial Member                                                                 824
    Members                                                                 21,816,766
                                                                           ------------
       Total Members' Equity                                                21,817,590
                                                                           ------------

          Total Liabilities and Members' Equity                            $23,743,517
                                                                           ============

        The accompanying notes are an integral part of these statements.

                                       -4-

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                  For the Three    For the Nine
                                                  Months Ended     Months Ended
                                                  September 30,    September 30,
                                                      2003              2003
                                                  -------------    -------------
REVENUE:
    Interest on loans receivable                  $    376,672     $    507,935
    Late Fee Income                                      3,172            3,172
    Other interest                                         692            1,076
                                                  -------------    -------------
       Total Revenue                                   380,536          512,183
                                                  -------------    -------------

EXPENSES:
    Accounting                                          16,181           19,405
    Amortization                                        23,446           39,078
    Bank service charges                                     0               78
    California LLC fees and taxes                            0              820
    Legal fees                                           7,358            9,890
    Licenses  and fees                                     845              845
    Meeting and conferences                                  0              463
    Outside services                                       825              975
    Postage                                                 30              800
    Printing                                             6,737            6,737
    Service fees (Note 3)                                8,407           10,953
    Temporary services                                     986            8,866
                                                  -------------    -------------
       Total Expenses                                   64,815           98,910
                                                  -------------    -------------

          Net Income                              $    315,721     $    413,273
                                                  =============    =============

        The accompanying notes are an integral part of these statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                    UNAUDITED

        OPERATING ACTIVITIES
            Net Income                                             $    413,273
            Adjustments to reconcile Net Income
            to net cash provided by operations:
                Amortization                                             39,078
            Changes in Assets and Liabilities
                Increase in interest receivable                        (141,174)
                Increase in late fees receivable                         (1,439)
                Increase in deferred offering costs                     (61,694)
                Increase in accounts payable                                 98
                Increase in due to member                                30,137
                Increase in accounts payable for pending members      1,725,800
                Increase in service fees payable                          3,014
                Decrease in due to affiliate                           (374,775)
                                                                   -------------
        Net cash provided by Operating Activities                     1,632,318

        INVESTING ACTIVITIES
                Issuance of loans receivable                        (19,053,505)
                Collection on loans receivable                        3,599,305
                                                                   -------------
        Net cash provided by Investing Activities                   (15,454,200)

        FINANCING ACTIVITIES
                Capital contributions                                21,566,620
                Withdrawals from capital accounts                       (28,770)
                                                                   -------------
        Net cash provided by Financing Activities                    21,537,850
                                                                   -------------
    Net cash increase for period                                      7,715,968

    Cash at beginning of period                                             881
                                                                   -------------
Cash at end of period                                              $  7,716,849
                                                                   =============

Supplemental Disclosure:
------------------------

Annual California tax paid                                         $        800
                                                                   =============

        The accompanying notes are an integral part of these statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

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

The Profit or Loss of the Company is allocated to the Members in proportion to their respective Percentage Interest. The Manager is required to allocate to the Members all Profits and Losses realized by the Company during any quarter as of the close of business on the last day of each calendar quarter, in accordance with their respective Interests and in proportion to the number of days during the calendar quarter that they owned the Interests.

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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

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

Estimates
---------
The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 3 - RELATED PARTY TRANSACTIONS

DUE TO AFFILIATE
----------------
Pontes Financial Group, Ltd., the Initial Member, has advanced offering costs and paid certain expenses on behalf of the Company and is entitled to receive reimbursement from the Company. Outstanding offering costs and expense payable to Pontes Financial Group, Ltd. as of September 30, 2003 was $32,464.

MANAGEMENT FEES
---------------
Under the Operating Agreement, the Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. The Management Fee has been waived by the Manager for the quarter ending September 30, 2003.

SERVICE FEES
------------
The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans which it services, in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One-quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Mortgage service fees expense for the three and nine month periods ending September 30, 2003 were $ 8,407 and $ 10,953, respectively. Mortgage service fees payable to the Manager from the Company as of September 30, 2003 were $ 3,014.

BORROWER'S COSTS
----------------
The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

LOANS PURCHASED FROM AFFILIATES OF THE MANAGER
----------------------------------------------
The Company purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Principal balances for loans purchased are due on the first of the following month. As of September 30, 2003 were no outstanding amounts payable for the loans purchased during the quarter.

NOTE 4 - LOANS RECEIVABLE

All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of September 30, 2003 consist of the following:

                                                                      Amount
                                                                   -------------

Loan # 3053, due in monthly installments of $ 4,604 interest only payments at 13% maturing in September, 2004. The Company
owns 76% of this loan.                                             $    325,000

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 4 - LOANS RECEIVABLE (CONTINUED)
                                                                      Amount
                                                                   -------------

Loan #3054, due in monthly installments of $18,865 including principal and interest at 12.75% maturing in July 2004. The
face amount of this loan is $1,600,000. The Company owns 100%
of this loan.                                                      $  1,391,603

Loan #3064, due in monthly installments of $6,316 including
principal and interest at 12.50% maturing in February 2007.
The face amount of this loan is $470,000. The Company owns
100% of this loan.                                                      393,450

Loan #3077, due in monthly installments of $11,793 of
interest only at 12.75%.  The principal balance is due in
December 2005.  The Company owns 86.96% of this loan.                   965,217

Loan #3080, due in monthly installments of $2,498 including
principal and interest at 12.75% maturing in March 2006. The face amount of this loan is $200,000. The Company owns 100%
of this loan.                                                           186,914

Loan #3081, due in monthly installments of $8,117 including
principal and interest at 12.75% maturing in March 2006. The face amount of this loan is $650,000. The Company owns 100% of
this loan.                                                              607,469

Loan #3092, due in monthly installments of $8,234 of
interest only at 12.75%.   The principal balance is due in
May 2004.  The Company owns 100% of this loan.                          775,000

Loan #3094, due in monthly installments of $2,985 including
principal and interest at 12.75% matured on August 2003. The face amount of this loan is $302,258. The Company owns 100%
of this loan.                                                           280,966

Loan #3095, due in monthly installments of $4,097 including
principal and interest at 12.50% maturing in February 2007.
The face amount of this loan is $290,000. The Company owns
100% of this loan.                                                      256,643

Loan #3099, due in monthly installments of $5,557 of
interest only at 13.75%.  The principal balance is due in
September 2006.  The Company owns 48.45% of this loan.                  235,000

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 4 - LOANS RECEIVABLE (CONTINUED)
                                                                      Amount
                                                                   -------------
Loan #3101, due in monthly installments of $7,148 of
interest only at 11.75%.   The principal balance is due in
September 2006.  The Company owns 58.91% of this loan.             $    430,000

Loan #3102, due in monthly installments of $5,158
including principal and interest at 11% maturing in March
2007. The face amount of this loan is $465,000. The
Company owns 100% of this loan.                                         447,774

Loan #3105, due in monthly installments of $9,909
including principal and interest at 11.25% maturing in
December 2006. The face amount of this loan is $1,430,000.
The Company owns 28% of this loan.                                      295,664

Loan #3108, due in monthly installments of $2,596 of
interest only at 11.75%. The principal balance is due in
March 2007. The Company owns 100% of this loan.                         265,000

Loan #3110, due in monthly installments of $23,906 of
interest only at 12.75%. The principal balance is due in
May 2004. The Company owns 62% of this loan.                          1,405,000

Loan #3112, due in monthly installments of $20,000 of
interest only at 12.00%. The principal balance is due in
May 2007. The Company owns 50% of this loan.                          1,000,000

Loan #3115, due in monthly installments of $4,423 of
interest only at 12.682%. The principal balance is due in
August 2007. The Company owns 100% of this loan.                        418,500

Loan #3116, due in monthly installments of $20,188 of
interest only at 12.75%. The principal balance is due in
August 2005. The Company owns 66% of this loan.                       1,250,000

Loan #3121, due in monthly installments of $7,150 of
interest only at 12.00%. The principal balance is due in
October 2007. The Company owns 58% of this loan.                        415,000

Loan #3127, due in monthly installments of $7,344 of
interest only at 11.75%. he principal balance is due in
March 2008. The Company owns 100% of this loan.                         625,000

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 4 - LOANS RECEIVABLE (CONTINUED)
                                                                      Amount
                                                                   -------------

Loan #3129, due in monthly installments of $13,406
interest only at 9.75%.   The principal balance is due in
April 2008.  The Company owns 21% of this loan.                    $    350,000

Loan #3131, due in monthly installments of $4,100
interest only at 12.00%.   The principal balance is due in
April 2008.  The Company owns 76% of this loan.                         310,000

Loan #3132, due in monthly installments of $2,231
interest only at 12.75%.   The principal balance is due in
July 2006.  The Company owns 100% of this loan.                         210,000

Loan #3133, due in monthly installments of $24,479 of
interest only at 11.75%.   The principal balance is due in
October 2004.  The Company owns 54% of this loan.                     1,350,000

Loan #3137, due in monthly installments of $5,688 of
interest only at 9.75%.   The principal balance is due in
May 2008.  The Company owns 100% of this loan.                          700,000

Loan #3138, due in monthly installments of $5,650 of
interest only at 12%.   The principal balance is due in
December 2004.  The Company owns 100% of this loan.                     565,000
                                                                   -------------
                                                                   $ 15,454,200

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND
OPERATIONS

         As of September 30, 2003, the registrant was in its offering stage and had received a total of $23,322,420 in members' capital contributions for Units at $10.00 each. The offering was continuing seeking to raise the remainder of the total of $50,000,000 in units of $10.00 each that were originally offered. Prior to the fiscal quarter ended June 30, 2003, the Company was considered a development stage company and had conducted no operations.

         At the three and nine month periods ending September 30, 2003, the Company had originated and funded $210,000 and $1,475,000 in new loans, respectively.

         At the three month period ending September 30, 2003, borrowers had paid off the following loans purchased or originated by the Company.

        Loan     Date             Date of            Initial Loan
        ----     ----             -------            ------------
        Number   Acquired         Pay off            Amount
        ------   --------         -------            ------
        3055     05/01/03         7/10/2003            729,068.17
        3073     07/31/03         9/24/2003          1,424,400.00
        3096     05/01/03         7/10/2003            755,000.00
        3111     05/01/03          9/9/2003            650,000.00

         At September 30, 2003, mortgage investments totaling $ 15,454,200 had been acquired, with interest rates ranging from 9.75% to 13.75%. These mortgage loans were acquired from PFG, Ltd. Sterling 1995 Mortgage Fund, LLP; a California limited partnership and Yosemite Mortgage Fund, LLC, a California limited liability company, the two private mortgage funds from which the registrant is initially acquiring its mortgage loans. Some of the Company's interests in these loans were acquired from private investors. As additional funds are obtained from its public offering of Units, the registrant will acquire the balance of the mortgage loans now held by Yosemite Mortgage Fund, LLC. PFG, Ltd.

         Sterling 1995 Mortgage Fund, LLP, and Yosemite Mortgage Fund, LLC are affiliated with the registrant through their manager and general partner, who are Pontes Financial Group, Ltd. and Steven M. Pontes, respectively.

         The purchase of the loans from PFG, Ltd. Sterling 1995 Mortgage Fund, LLP has been completed. The cost to the registrant for the existing loans remaining to be acquired from Yosemite Mortgage Fund, LLC and private investors is expected to be approximately $7,418,615.

         As of September 30, 2003, the registrant had acquired the following mortgage loans from PFG, Ltd. Sterling 1995 Mortgage Fund, LLP, Yosemite Mortgage Fund, LLC, and private investors holding interests in those loans:

        Loan     Percentage        Date of
        ----     ----------        -------
        Number   Owned             Purchase         Purchase Price*
        ------   -----             --------         ---------------
        3053      76.47%           07/31/03            325,000.00
        3054     100.00%           06/30/03          1,409,196.00
        3064     100.00%           05/01/03            404,205.76
        3077      86.96%           06/30/03            965,217.40

        3080     100.00%           05/01/03            189,392.69
        3081     100.00%           09/16/03            607,469.07
        3092     100.00%           05/01/03            775,000.00
        3094     100.00%           09/16/03            280,965.54
        3095     100.00%           05/01/03            263,544.01
        3099      48.45%           06/30/03            235,000.00
        3101      58.91%           05/01/03            430,000.00
        3102     100.00%           06/30/03            450,881.79
        3105      27.97%           09/16/03            295,664.34
        3108     100.00%           05/01/03            265,000.00
        3110      62.44%           07/31/03          1,405,000.00
        3112      50.00%           08/27/03          1,000,000.00
        3115      12.68%           09/16/03            418,500.00
        3116      65.79%           08/27/03          1,250,000.00
        3121      58.04%           08/28/03            415,000.00
        3127     100.00%           06/16/03            625,000.00
        3129      21.21%           09/16/03            350,000.00
        3131      75.61%           08/27/03            310,000.00
        3133      54.00%           05/01/03          1,350,000.00

         * Purchase Price for May 1, 2003 purchases included the April income accrued by affiliates.

         A. Compensation of the Manager and Affiliates By the Registrant.

         The Manager, MFP Management LLC, has received compensation from the registrant for its services during the fiscal quarter ended September 30, 2003 in the amount of $ 8,407, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         As stated in our securities registration statement dated March 13, 2003, we are offering a maximum of 5,000,000 units in our initial public offering; 1,500,000 additional units are reserved for possible issuance under our Distribution Reinvestment Plan. Units are offered for sale at $10 per unit.

         During the three and nine month periods ending September 30, 2003, we have issued a total of 1,058,760 and 2,156,662 units, respectively, representing the dollar amounts of $ 10,587,600 and $21,566,620, respectively.

         We expect the use of the proceeds of this offering to be investment in mortgage loans.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holder

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The Exhibits furnished with this report:

             31. Rule 13a-14a/15d-14(a) Certification

             32. Section 1350 Certification

         (b) On October 28th, the Company filed a report on Form 8-K.

             Item 4. Changes in Registrant's Certifying Public Accountant

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