Form 10KSB
period 2003-12-31
YOSEMITE MORTGAGE FUND II LLC
filed 2004-03-29
CIK 1169426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

              For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 333-98337

                           YOSEMITE MORTGAGE FUND II, LLC
                           ------------------------------
                 (Name of small business issuer in its charter)

California                                  94-3394131
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

414 13th Street, Suite 400, Oakland, CA      94612
---------------------------------------     ------------------------------------
(Address of principal executive offices)    (Zip Code)

                    Issuer's TELEPHONE NUMBER (510) 452-9144

Securities registered under Section 12(b) of the Exchange Act

      Title of each class             Name of each exchange on which registered

None
----------------------------------    ------------------------------------------

----------------------------------    ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act

None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year $1,254,199

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not Applicable

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. _________________


                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

     Certain exhibits filed with Registrant's Registration Statement No. 333-98377 are incorporated by reference into Part III.

     Exhibit Index at page 28.

     Transitional Small Business Disclosure Form Format (Check one): Yes [X] ; No [ ]

                                     PART I

The Registrant, a Transitional Small Business Issuer, provides the following information required by Items 6-11 of Model B of Form 1-A, as well as the information required by Parts II and III, below.

ITEM 6.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

The Fund was organized as a California limited liability company on March 19, 2001. Since then, we have been engaged in preparing for the Fund's public offering, and we began our operations as a mortgage investment fund with our first acquisition of mortgage loans for our portfolio in May 2003, using proceeds from our public offering.

Our Manager is MFP Management LLC, organized as a California limited liability company on May 4, 2001, and its sole Manager is Steven M. Pontes, who is the principal owner and Chief Executive Officer of Pontes Financial Group, Ltd., a California corporation organized in 1987 and a licensed California real estate broker corporation. All mortgage loans invested in by the Fund will be originated by or through Pontes Financial Group, Ltd., which will also service those loans for the Fund and provide it with administrative services. The Manager will assign the fees that it is entitled to be paid by the Fund to Pontes Financial Group, Ltd.

OUR BUSINESS STRATEGY

Our business strategy is designed to generate current income by investing in mortgage loans. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. Factors that often preclude such borrowing are perceived credit risks, based on standards created by the lenders, bank aversion to cyclical conditions in markets, and certain industry risks, such as service stations. The traditional underwriting standards and length of time required by conventional mortgage lenders such as commercial banks also result in some potential borrowers who are unable to obtain such financing or who are unwilling to go through the time consuming process often required by traditional lenders.

We propose to loan funds to such borrowers provided that they have sufficient equity in the underlying real estate and otherwise meet our lending criteria. In certain cases we may make mortgage loans which are riskier than the mortgage loans made by commercial banks. However, in return we anticipate receiving a higher interest rate and the Manager will take steps intended to mitigate the risks, such as imposing a lower loan to value ratio (thereby providing us with a bigger equity cushion if real estate values drop.)

We believe that by focusing on the value of the underlying real estate that will serve as collateral on our mortgage loans, the Manager can expedite the loan approval process and approve loans to certain borrowers who might not qualify for loans from traditional mortgage lenders. The Manager will generally spend not more than 10 days assessing the character and credit history of our borrowers. Rather, the Manager will focus its underwriting review on the value of the collateral which secures our loan.

TWELVE MONTH PLAN OF OPERATION

Following our first receipt of proceeds in May 2003 and until December 31, 2003, the Fund received $32,563,899 in Member contributions from sales of our units in the public offering. As part of its initial plan of operation, the Fund proposed to purchase approximately $31,583,000 of pre-existing mortgages, primarily from two private mortgage funds affiliated with our Manager. Due to early payoffs by borrowers of a portion of those pre-existing mortgages, the amount actually purchased was $22,650,493.

The pre-existing loans that we purchased, using proceeds from this offering, are described in the table, Pre-Existing Loans Purchased as of 12/31/03, at page 10.

In addition to the purchase of those pre-existing loans, the Fund, as of December 31, 2003, had purchased newly originated mortgage loans in the total amount of $10,765,000. As of December 31, 2003, portfolio loans totaling

$4,841,859 had been paid off by borrowers prior to their maturity. In addition, principal payments in the amount of $78,088 from amortized loans were also received in 2003. Early payoffs of loans are attributable to generally lower prevailing mortgage loan interest rates, which have resulted in increases of cash of the Fund, from approximately $4,419,000 as of December 31, 2003 to approximately $8,360,000 as of February 28, 2004.

As a consequence, as of the date of this prospectus, the Manager has suspended the public offering of the Fund's units, pending selection by the Manager of appropriate mortgage loans for the Fund's portfolio, using our existing cash and the additional proceeds that would become available from our continued public offering.

During the 12 months following the sale of this prospectus, the Manager and its affiliate, Pontes Financial Group, Ltd., will be selecting mortgage loans for our investment portfolio and will also assist us by obtaining, processing and managing those loans for us. The number of loans in which we invest will depend upon the gross proceeds raised in this offering, as well as the availability of suitable loans for our investment portfolio.

We do not anticipate hiring any employees, acquiring any fixed assets such as office equipment or furniture, or incurring material office expenses during the next 12 months because we will be utilizing the personnel and office equipment of Pontes Financial Group, Ltd., at no charge to us. We will pay the Manager a flat, annual management fee of up to 0.75% of our aggregate capital contributions, which it intends to assign to Pontes Financial Group, Ltd. for providing us with services.

We may establish a line of credit for future use and may enter into financing arrangements with institutional lenders to expand our portfolio of mortgage loans.

Our loans will be a combination of fixed and variable rate, secured loans. We will not engage in hedging transactions or acquire derivative instruments in an effort to mitigate risks of interest rate changes. While we believe such hedging transactions are not necessary in light of the short term nature of our investments, failure to engage in hedging transactions may expose us to losses if there are significant changes in prevailing interest rates.

INVESTMENT OBJECTIVES AND POLICIES

As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy and rely primarily on loan to value ratios. Because of our increased willingness to fund riskier loan types and borrowers, borrowers are willing to pay us an interest rate that is 3-5 points above the rates charged by conventional lenders. We anticipate investing 20% of our assets in construction loans and not more than 20% of our assets in unimproved land loans. Second mortgage investments are riskier because our rights will be subject to the rights of the first mortgage lender. We are permitted to invest up to 60% of our assets in second mortgage loans. In rare cases, we may make third mortgage loans. The balloon payment loans and bridge loans in which we may invest are riskier because the borrower's repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan. In addition, we expect to invest approximately 60% to 90% of our assets in commercial property loans, 10% to 20% in acquisition and development loans and 10% in residential property loans. All of these loans are described in greater detail in the pages that follow under Types of Loans We Intend to Invest In.

Our principal investment objectives are to:

         o        Preserve and return your capital contributions;

         o Produce revenues from the interest income on our mortgage loans;

         o Provide quarterly cash distributions to you from the net income earned on our mortgage loans; and

         o Reinvest to the extent permissible payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

We cannot assure you that we will achieve these objectives or that your capital will not decrease. The Manager may change the overall investment strategy, subject to the fiduciary obligations that it owes to all members. However, the Manager may not change the investment objectives above, except upon majority approval. The Manager has no authority to do anything that would impair our ability to carry on our ordinary business as a mortgage investor.

ACQUISITION AND INVESTMENT POLICIES

We will seek to invest substantially all of the offering proceeds and distribution reinvestments in mortgage loans, after paying applicable fees and expenses. Of the offering proceeds, we expect to invest at least 95% if the maximum offering is sold, in mortgage loans, not including approximately 3% that will be held as a working capital cash reserve.

We anticipate that the majority of our collateral on our mortgage loans will be the real property that the borrower currently owns. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, we believe that most of the loans in which we invest will have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing.

We will not give any rebates or enter into any reciprocal agreement with the Manager or any of its affiliates that enables the Manager or its affiliates to receive a rebate. We do not anticipate that our mortgage investments will be insured or guaranteed by any government agency.

The Manager will continuously evaluate prospective investments, select the mortgages in which we invest and make all investment decisions on our behalf in its sole discretion, unless the operating agreement provides otherwise. You are not entitled to act on any proposed investment. In evaluating prospective mortgage loan investments, the Manager considers such factors as the following:

         o the ratio of the amount of the investment to the value of the property by which it is secured;

         o the previous business and borrowing experience of the borrower;

         o the potential for capital appreciation or depreciation of the property securing the investment;

         o        expected levels of rental and occupancy rates (if applicable);

         o        potential for rental increases (if applicable);

         o        current and projected revenues from the property;

         o the status and condition of the record title of the property securing the investment;

         o        geographic location of the property securing the investment;
                  and

         o the financial condition of the borrowers and their principals, if any, who guarantee the loan.

The Manager may obtain our loans from non-affiliated mortgage brokers and previous borrowers, and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by the Manager to facilitate our purchase of the loans. The Manager will sell the loans to us for no greater than the Manager's cost, not including its service fees and compensation. There are no specific requirements or guidelines governing the Manager's discretion in determining which mortgage loans it will place with the Fund and which it will place with other funding sources.

When selecting mortgage loans for us, the Manager will adhere to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Mortgages. We anticipate investing up to 60% of our assets in secured first mortgages, with the balance primarily in second mortgages. With rare exceptions, other mortgages that we invest in on the security property will be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in at this time are second mortgages, although in the future we may invest in wraparound, or all-inclusive, mortgages.

2. Loan-to-Value Ratio. We do not anticipate that the amount of our loans combined with the outstanding debt secured by a senior mortgage on a security property will exceed the following percentage of the appraised value of the security property at the time of funding:


     Type of Secured Property                                     Loan-to-Value Ratio
     -------------------------------                              -------------------------
     Residential                                                  70%
     Unimproved Land                                              50%
     Commercial                                                   70%
     Property under Development/Construction Loan                 70% (of anticipated post-development value)
     Leasehold Interest                                           70% (of value of leasehold interest)

The Manager, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, the Manager, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest. Nevertheless, in no event will the loan-to-value ratio on any loan exceed 80% of the independently appraised completed value of the property. The target loan-to-value ratio for our loan portfolio as a whole is approximately 65%.

We will obtain an independent appraisal for each property to be security for our investment. Copies of these appraisals will be available for your review at the offices of the Manager for a period of six (6) years. We will retain appraisers who will be licensed or qualified as independent appraisers and be certified by or hold designations from one or more of the following organizations: The Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to the Manager. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Pontes Financial Group, Ltd. will review each appraisal report and will conduct a comprehensive physical inspection for each property. A comprehensive physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood and includes entering any structures on the subject property.

3. Construction Mortgage Loans. We anticipate that we will invest in construction loans other than home improvement loans on residential property, subject to the following guidelines:

     We do not anticipate that the loan-to-value ratio on construction loans in which we invest will exceed 70% of the independently appraised, completed value of the security property.

4. Terms of Mortgage Loans. Most of our loans will be for one to five years. We anticipate that up to 90% of our loans will provide for payments of interest only with a balloon payment of principal payable in full at the end of the term.

5. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

         o Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

         o Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

         o All insurance policies, notes, deeds of trust or mortgages, escrow agreements and any other loan document for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of the Manager or any other nominee, unless and to the extent, they invest in said loans.

6. Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including the Manager, for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses, but without the allowance of any other compensation for the loans. Except for the compensation paid to the Manager described elsewhere in this prospectus, any affiliate from which we purchase mortgage loans will remit to us all income it earns from the mortgage loan while the loan is in its portfolio.

7. Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

8. Participation. We may also participate in loans with other lenders, including affiliates as permitted by The Mortgage Program Guidelines of the North American Securities Administrators Association (NASAA Guidelines), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We would be likely to participate in loans if, for example:

         o        we did not have sufficient funds to invest in an entire loan.

         o we received offering proceeds that were insufficient to adequately diversify our portfolio.

         o the Manager originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contributions or otherwise be disproportionately large given our then existing portfolio.

     We will participate in loans with non-affiliates if we acquire a controlling interest, alone or with any of our publicly registered affiliates meeting the requirements below, in such participation. We presently have no publicly registered affiliate. A controlling interest would enable us to direct or cause the direction of the management and policies of such participation, which would include the authority to:

         o        review all material contracts;

         o cause a sale of the mortgage or our interest therein subject in certain cases to limitations imposed by the participation agreement between the parties;

         o approve budgets and major capital expenditures, subject to a stated minimum amount;

         o veto any sale of a mortgage, or alternatively, to receive a specified preference on sale or proceeds; and

         o exercise a right of first refusal on any desired sale by a participant of its interest in a loan except for transfer to its affiliate.

     In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest. We will not invest in joint ventures with or purchase interests of affiliates.

     We will not give the Manager or any of its affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with the Manager or its affiliates that might be entered into in lieu of participations.

9. Diversification. No single mortgage loan will exceed 20% of our anticipated capital contributions. Additionally, mortgage loans in favor of any one borrower or any one property, in the aggregate, will not exceed 20% of the capital to be raised.

10. Reserve Fund. We will establish contingency working capital reserves of approximately 3% of the gross proceeds of this Offering to cover our unexpected cash needs.

11. Credit Evaluations. Before making a loan, the Manager must first determine that a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. The Manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

NO SALE OF FORECLOSED PROPERTIES TO THE MANAGER.

We will not sell foreclosed properties to the Manager or to any affiliate of the Manager or to any other mortgage program in which the Manager has an interest.

MORTGAGE LOANS TO AFFILIATES

We will not invest in mortgage loans made to the Manager or any of its affiliates. However, we may hold an investment in a mortgage loan payable by the Manager or an affiliate when it has assumed the obligations of the borrower under that loan, either by purchasing the loan or an interest therein to prevent a default or foreclosure, or has purchased the loan after a foreclosure.

TYPES OF LOANS WE INTEND TO INVEST IN
We primarily invest in loans which will be secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans.

COMMERCIAL PROPERTY LOANS

We expect approximately 65% of the loans invested in by us to be commercial property loans. Commercial loans provide funds to allow property owners the capital needed for their businesses, renovate and upgrade the property, and address other current capital needs. Many of the commercial property loans provided by the Fund may be secured by properties in which the borrowers operate their businesses. Subject to the Funds' normal underwriting standards, we will invest in these loans up to 70% of the appraised value of the property.

MULTI-RESIDENTIAL LOANS

We intend that approximately 20% of the loans invested in by us will be loans secured by improved multi-residential properties. These loans typically provide funds to the borrower to renovate properties, provide capital for short-term needs, and to pay off existing financing. Subject to the Funds' normal underwriting guidelines, we will generally invest in these loans up to 70% of the appraised value of the property.

ACQUISITION AND DEVELOPMENT LOANS

We expect that approximately 15 to 20% of the loans invested in by us may be acquisition and development loans. The types of properties securing such loans may be raw land, unimproved land with off-site improvements, and existing properties deemed appropriate for renovation and re-use renovations. The loans provide borrowers with the funds necessary to plan, execute, and complete the development, construction, and renovation plans. We will generally invest in these loans up to 70% of the appraised value of the property.

RESIDENTIAL LOANS

The Fund will not as a general rule pursue single-family residential loans; however, in many cases the Fund will endeavor to obtain such properties as additional collateral for other type loans. In some instances they will be the primary collateral. The Fund may invest in these loans secured by single-family residences up to 70% of the appraised value.

COLLATERAL

The types of collateral that normally will secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.

FIRST MORTGAGE LOANS

Loans invested in by us that are secured by a first deed of trust on real property give us rights as a first mortgage lender on the collateralized property.

SECOND AND WRAPAROUND MORTGAGE LOANS

Up to 60% of the loans invested in by us may be in second mortgage loans and in wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.

THIRD MORTGAGE LOANS

On rare occasions, we may invest in a loan that is subject to the rights of the first and second lender.

LEASEHOLD INTEREST

Loans on leasehold interests are secured by an agreement of the borrower's leasehold interest in the particular real property. Leasehold interest loans are usually combined with first or second mortgage loans secured by additional collateral.

REPAYMENT OF MORTGAGES ON SALES OF PROPERTIES

We require by contract a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to the members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our operating agreement provides that whether we choose to distribute the proceeds or reinvest them, you will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

VARIABLE RATE LOANS

Variable rate loans originated by the Manager may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). The Manager may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. The Manager attempts to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, variable rate loans originated by the Manager contain provisions under which the interest rate cannot fall below the initial rate.

INTEREST RATE CAPS

Our variable rate loans usually have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

BORROWING

We may borrow money:

         o        to finance our investments in mortgage loans,

         o to prevent a default under mortgage loans that are senior to our mortgage loans,

         o to discharge senior mortgage loans if this becomes necessary to protect our investment in mortgage loans, or

         o to operate or develop a property that we acquired under a defaulted loan.

At no time will our indebtedness exceed 70% of the fair market value of our mortgage loans. This indebtedness may be with recourse to our assets. As of the date of this prospectus, we have not created any indebtedness.

In addition, we may enter into structured arrangements with lenders in order to provide them with a senior position in mortgage loans which we might jointly fund. For example, we might establish a wholly-owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting mortgage loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded mortgage loans.

NO TRUST OR INVESTMENT COMPANY ACTIVITIES

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We intend to conduct our business so that we are not an investment company within the meaning of the Investment Company Act of 1940. Last, we intend to conduct our business so that we are not to be deemed a dealer in mortgage loans for federal income tax purposes.

VARIOUS OTHER POLICIES AND PROCEDURES

Without approval of a majority of the members, we will not:

         o issue securities senior to the units or issue any units or other securities for other than cash;

         o invest in the securities of other issuers for the purpose of exercising control, except when exercising our rights as a secured lender; or

         o        underwrite securities of other issuers.

REGULATION

Our operations are conducted by the Manager, which is affiliated with Pontes Financial Group, Ltd., a licensed real estate broker with the California Department of Real Estate. Our loans secured by California real property will be acquired through the services of Pontes Financial Group, Ltd. The supervision of Pontes Financial Group, Ltd. by the California Department of Real Estate involves the filing of reports and inspections of its records.

We and the Manager are subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

Should we or the Manager not adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.

ITEM 7.  DESCRIPTION OF PROPERTY

LOANS PURCHASED FROM AFFILIATES OF THE MANAGER AND NON-AFFILIATED PERSONS

The following table describes as of December 31, 2003, the pre-existing mortgage loans that the Fund has purchased. These loans, or interests in the loans, were owned by PFG, Ltd. Sterling 1995 Limited Partnership, a California limited partnership, whose general partner was Steven Pontes, and Yosemite Mortgage

Fund, LLC, a California limited liability company, whose manager was Pontes Financial Group, Ltd., and other non-affiliated loan investors. Pontes Financial Group, Ltd. paid cash for and owned less than a 1% capital interest in Yosemite Mortgage Fund, LLC, and Steven Pontes paid cash for and owned a 1% capital interest in PFG Ltd. Sterling 1995 Limited Partnership. The limited partnership and limited liability company were liquidated and dissolved as of December 31, 2003, following the Fund's purchase of their mortgage loan portfolios.


                                         Pre-Existing Loans Purchased as of 12/31/03
Loan                                                                                            Loan         Original Loan  Purchase
Number Borrower            roperty Location    Date Orig(a) LTV(b) Int(c)  Mat. Date(d) PT(e)  Type(f) SP(g)     Amount    Price (h)
------------------------------------------------------------------------------------------------------------------------------------
  3041 Morton                Taft, CA            07/31/98    58%    12.75    8/1/2003    C     Amrt.    1; 2     675,000     387,349
  3053 Stuvland              Berkeley, CA        07/15/99    57%    13.00    9/1/2004    MR    Int.      1       425,000     325,000
  3054 Dry Creek Inn         Healdsburg, CA      07/15/99    58%    12.75    7/1/2006    C     Amrt.     2     1,600,000   1,409,196
  3055 Ratanjee              Antioch, CA         09/09/99    61%    12.50   10/1/2004    C     Amrt.     2     1,270,000     726,679
  3064 Ellis                 Berkeley, CA        01/25/00    59%    12.50    2/1/2007    C     Amrt.    1; 2     470,000     401,995
  3073 Homewood              Homewood, CA        08/16/00    49%    12.00    9/1/2005    C     Int.     1; 2   2,500,000   1,424,400
  3077 SF Rawhide            San Francisco, CA   11/09/01    63%    12.75   12/1/2005    C     Int.     1; 2   1,150,000     965,217
  3080 Olivet                Oakland, CA         02/09/01    65%    12.75    3/1/2006    C     Amrt.    1; 2     200,000     188,907
  3081 Olivet                Oakland, CA         02/09/01    65%    12.75    3/1/2006    C     Amrt.    1; 2     650,000     607,469
  3092 Flag City             Lodi, CA            05/04/01    41%    12.75    5/1/2004    C     Int.      1       775,000     775,000
  3094 Morton                Taft, CA            05/17/01    60%    12.75    8/1/2003    C     Amrt.    1; 2     302,258     280,966
  3095 Ellis                 San Francisco, CA   05/16/01    43%    12.50    2/1/2007    C     Amrt.    1; 2     290,000     262,192
  3096 Goldenberg            Napa, CA            08/30/01    59%    13.00   10/1/2006    C     Int.     1; 2   1,385,000     755,000
  3099 Gandhi                Pleasanton, CA      07/18/01    66%    13.75    9/1/2006    R     Int.      2       485,000     235,000
  3101 Thomas                San Leandro, CA     08/08/01    61%    11.75    9/1/2006    MR    Int.      1       730,000     430,000
  3102 Danelen               Watsonville, CA     02/12/02    67%    10.75    3/1/2007    C     Amrt.     1       465,000     450,882
  3105 Alexander             Oakland, CA         11/30/01    66%    10.25   12/1/2006    R     Int.      1     1,430,000     295,664
  3107 Manhattan Beach       Rockaway Beach, OR  02/28/02    66%    11.00    2/1/2008    R     Int.      1       550,000     550,000
  3108 Thomas                San Leandro, CA     03/06/02    49%    11.75    3/1/2007    MR    Int.      2       265,000     265,000
  3110 Porto Bodega          Bodega Bay, CA      05/10/02    66%    11.75    5/1/2004    C     Int.      1     2,250,000   1,405,000
  3111 Azari                 Berkeley, CA        05/08/02    57%    11.00   11/1/2002    C     Int.     1; 2     650,000     650,000
  3112 Jackson-Encinal       Oakland, CA         04/30/02    60%    12.00    5/1/2007    C     Int.     1; 2   2,000,000   1,000,000
  3115 Mattos                Hayward, CA         07/03/02    63%    12.50    8/1/2007    C     Int.      2       655,000     418,500
  3116 Stadium-Aldar         Berkeley, CA        07/17/02    64%    12.75    8/1/2005    C     Int.     1; 2   1,900,000   1,250,000
  3118 Napa Valley Athletic  Napa, CA            08/16/02    65%    11.50    9/1/2007    C     Int.      2     1,070,000   1,070,000
  3119 Willett               Oakland, CA         10/08/02    64%    12.75   9/16/2007  R, MR   Int.      2       650,000      96,076
  3121 Dosanjh               Hayward, CA         09/26/02    65%    12.00   9/23/2007    C     Int.      1       715,000     415,000
  3125 Spencer               Tulare, CA          01/24/03    60%    11.75    2/1/2006    C     Int.     1; 2   2,550,000   2,000,000
  3126 Danelen               San Jose, CA        02/14/03    22%    10.00    3/1/2005    C     Int.      1       570,000     425,000
  3127 Punla                 San Francisco, CA   03/04/03    67%    11.75    3/1/2008    C     Int.      2       750,000     125,000
  3128 Weber                 Alamo, CA           02/27/03    51%    11.25    3/1/2003   R, C   Int.      2     2,000,000   1,050,000
  3129 OSR Investors         Napa, CA            04/01/03    67%     9.75    4/1/2008    C     Int.      1     1,650,000     350,000
  3131 Nappaland, Inc.       St. Helena, CA      02/27/03    47%    12.00    4/1/2008    C     Int.      2       300,000     310,000
  3133 Brugnara              San Francisco, CA   03/21/03    42%    11.75   10/1/2004    R     Int.      1     2,500,000   1,350,000

                                                                                                                          22,650,492
                                                                                                              ----------------------


a  Date Orig: Origination Date                                    f  Loan Type: Amrt. - Amortized payments of principal & interest;
b  LTV (Loan to Value): The ration of the amount of loan to                      Int. - Payments of interest only, balloon principal
     the underwritten value of the property securing the loan                           payment
c  Int:  Interest rate                                            g  SP (Secured Position):  1 - First mortgage;
d  Mat Date: Maturity Date                                                                   2 - Second mortgage
e  PT (Property Type): C - Commercial; M - Multi-Residential;     h  Purchase Price: Amount paid by the Company to purchase
                       R - Residential                               the loan.

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

OUR MANAGEMENT

Steven M. Pontes, age 49, is the sole manager of MFP Management, LLC, a California limited liability company organized on May 31, 2001 for the primary purpose of acting as the Manager of the Fund. Mr. Pontes has been the chief executive officer and principal owner of Pontes Financial, Group, Ltd., a financial services firm and a California licensed real estate broker corporation, since it was founded in 1987. Mr. Pontes also founded PFG Investment Services, Inc. in 1996, which registered with the SEC as an investment adviser on March 22, 2001. Mr. Pontes has been a director of that company since its founding, but he does not participate in the day-to-day conduct of its business. He holds a life and disability insurance agent license from the California Department of Insurance.

Pontes Financial Group, Ltd. and PFG Investment Services, Inc. provide financial advisory and investment management services to individuals, families, corporations and other institutions. Their offices are in a seven-story downtown Oakland office building owned by Real Estate Recovery Associates-13th Street, LLC, an affiliate of Mr. Pontes, and together they employ approximately ten people. There is no lease or other agreement for the office space. Among the business activities of Pontes Financial Group, Ltd. is twenty years in real estate mortgage lending. During that period, they and their clients have participated in placing and investing in more than $150 million in real estate secured loans in California. As part of these investments, Mr. Pontes and Pontes Financial Group, Ltd. have sponsored and managed several private mortgage lending limited partnerships and limited liability companies in California.


                                               YOSEMITE MORTGAGE FUND II, LLC



                                             --------------------------------------
                                                       Steven M. Pontes
                                                         (Individual)
                                             --------------------------------------
                                            |                |                    |
                                          |                  |                      |
                                        |                    |                        |
------------------------------------------   --------------------------------------  ----------------------------------
      Pontes Financial Group, Ltd.                    MFP Management LLC               PFG Investment Services, Inc.
        (California corporation)                       (California LLC)                  (California corporation)
Steven Pontes, CEO and controlling owner          Steven Pontes, sole Manager             Steven Pontes, Director
                                                    and 30% interest owner,                    and 50% owner
                                                  as trustee of family trust          Bradley Sasser, President,
                                                                                                  Director
------------------------------------------   --------------------------------------  ----------------------------------
                                          |                    |
                        Mortgage Services   |               Manager
                                              |                |
                                             --------------------------------------
                                                Yosemite Mortgage Fund II, LLC
                                                       (California LLC)
                                                 MFP Management, LLC, Manager
                                             --------------------------------------

THE MANAGER

The Manager manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. These duties include dealings with members, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties. The Manager has complete authority and responsibility for:

         o evaluating and choosing the mortgage loans in which we will invest;

         o deciding what agreements we will enter into and whether we will enter into joint ventures with other companies to invest in mortgage loans;

         o originating, servicing and managing our mortgage loan investments; and

         o        managing all our other operations.

Notwithstanding that the Manager has the broad authority described above, neither it directly nor Mr. Pontes indirectly may do any of the following:

         o impair our ability to carry on or change the nature of our business;

         o admit a Manager without prior approval of a majority of the members;

         o sell all or over 50% of our assets or dissolve the Fund without prior majority approval; and

         o        anything else not permitted in the Operating Agreement.

You have no right to participate in the management or control of our business or affairs other than to exercise the limited voting rights provided for members in the operating agreement. The Manager has primary responsibility for the initial selection, evaluation and negotiation of our mortgage loans. The Manager, through its affiliate, Pontes Financial Group, Ltd., will provide all executive, supervisory and administrative services for our operations, including servicing the mortgage loans we hold. Our books and records are maintained by the Manager, subject to audit by independent certified public accountants.

EVALUATION AND ACQUISITION OF OUR LOANS

The Manager, acting through its General Manager, Steven Pontes, considers and evaluates prospective loans for us. In that regard, the Manager evaluates the credit of prospective borrowers, analyzes the return to us of potential mortgage loan transactions, reviews property appraisals and determines which types of transactions appear to be most favorable to us. We will not establish our own underwriting standards and will solely rely on the Manager to provide such services.

MORTGAGE LOANS

The Manager identifies a potential loan and then Pontes Financial Group, Ltd. processes the application. When processing a loan, Pontes Financial Group, Ltd. will -

         o        order and review a property title search,

         o        perform a comprehensive property inspection,

         o        obtain an appraisal which is reviewed for reasonableness,

         o        conduct its own in-house appraisal, and

         o perform credit underwriting through borrower interviews, credit reports and review of borrower and principals' financials.

After Pontes Financial Group, Ltd. processes the loan, the Manager will acquire the loan for the Fund from Pontes Financial Group, Ltd. or directly from the borrower.

After we acquire mortgage loans, the Manager also manages our mortgage loan portfolio. The Manager is responsible for:

         o        reviewing loans;

         o        recommending changes in loans;

         o        employing and supervising employees who handle the loans;

         o        preparing and reviewing projected performance;

         o        reviewing reserves and working capital;

         o        collecting and maintaining all loans;

         o creating and implementing investment policies in furtherance of those contained in the operating agreement;

         o preparing and reviewing budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;

         o preparing and reviewing reports for securities filings, distribution to our members or otherwise;

         o        communicating with members;

         o supervising and reviewing our bookkeeping, accounting and audits;

         o supervising and reviewing the preparation of our state and federal tax returns; and

         o supervising professionals employed by us, including attorneys, accountants and appraisers.

COMPENSATION TO THE MANAGER AND AFFILIATE

ORGANIZATION AND OFFERING STAGE

Pontes Financial Group, Ltd has advanced or will pay all of our expenses incurred through December 31, 2003 in connection with our organization and the planning and preparation for our public offering. These expenses include accounting and legal fees, registration fees with the SEC, and filing fees with the National Association of Securities Dealers, Inc. and the states in which we have filed to register our units for offer and sale. There are also printing, reproduction and mailing costs for the prospectus to be used in the offering. As of December 31, 2003, the total of these expenses was $507,648, which we have repaid to Pontes Financial Group, Ltd. in full.

PUBLIC OFFERING EXPENSES

We anticipate additional offering expenses during 2004 to include the following approximate amounts, which also may be advanced by Pontes Financial Group, Ltd. and reimbursed to it or be paid directly by us:

                              State registration fees              $5,000
                              Legal                                $25,000
                              Accounting                           $5,000
                              Prospectus Costs and Other           $15,000
                                                                   -------
                                                          Total    $50,000

OPERATIONAL STAGE

Where the fees below are described as competitive fees or based on local market conditions, that means the fees are determined by price competition within a given market. Additionally, the amount of the fees is dependent upon the size of a particular loan. To ensure that our fees remain competitive, we will directly contact our competition, such as major banks in the local market or other relevant commercial lenders. We expect that the interest rate on the loans in which we invest will be 3-5 points higher than comparable loans made by banks and that the fees paid to the Manager or its affiliates will be 3-4 points higher than similar fees charged by conventional lenders. We believe that this rate structure is consistent with rates and fees charged by other non-conventional lenders. References below to local law also contemplate additional requirements imposed by local or state law, such as usury laws.


         PAID BY BORROWERS
         -----------------
o Loan Placement Fees for Loan Selection and Brokerage            3%-6% of each loan, the percentage shall be a competitive fee based on local market conditions.  These fees are paid by the borrower no later than when the loan proceeds are distributed.

o        Service Fee for Administering the Loan                   Pontes Financial Group, Ltd. or its affiliates may receive borrower-paid mortgage service fees of up to 1/2%, which when added to all other fees paid in connection with the servicing of a particular mortgage, including the 1/4% to be paid by us, does not exceed three-fourths of one percent (3/4%) of the principal outstanding on such loan. These fees will be paid by the borrower either annually or added to the monthly payment.


o        Loan Extension or Modification Fee                       3%-6% of outstanding principal, as permitted by local market conditions.  The amount to be received is not determinable at this time.

                  PAID BY US
                  ----------

o        Annual Management Fee                                    Up to 0.75% of our aggregate capital contributions, paid
                                                                  monthly in arrears. The Manager may in its discretion waive all or a part of the management fee to the extent it deems appropriate to do so. In making such an assessment, the
                                                                  Manager will review our performance and the impact of the fees on our performance. The Manager assigns this fee to Pontes
                                                                  Financial Group, Ltd. for its services to the Fund, which will consist of all administrative services for our operation,
                                                                  including servicing the mortgage loans we hold. No portion of this fee will be used to reimburse Pontes Financial Group,
                                                                  Ltd. for any selling commissions that it pays in the offering of our units.

o        Promotional Interest                                     An annual, non-cumulative payment of up to 25% of our cash available for distribution to members that for each year
                                                                  exceeds 12% of members' payment for their units.

o        Service Fee for Administering Loans                      Up to 0.25% of the principal amount of each loan serviced.


o        Property Management Fee                                  If the Manager or an affiliate manages property obtained by the Fund from foreclosure of any loan, fees shall be the
                                                                  lesser of competitive fees or 5% of revenues from residential property; 6% of revenues from commercial properties where the
                                                                  Manager or its affiliate performs leasing-type services or 3%
                                                                  if not; 1% from 10-year or longer leases of commercial
                                                                  property, plus a one-time initial leasing fee of 3% of such lease revenues, payable over the first 5 years of the lease.
                                                                  No portion of this fee will be used to reimburse Pontes
                                                                  Financial Group, Ltd. for any selling commissions that it pays in the offering of our units.


o        Competitive Real Estate Commission to Pontes Financial   The total compensation paid to all persons for the sale of
         Group, Ltd. for Resales of Foreclosed Property           property held by us as a result of foreclosure shall be
                                                                  limited to a competitive real estate brokerage commission not to exceed six percent (6%) of the contract price for the sale of the property. Pontes Financial Group, Ltd. shall be
                                                                  entitled to receive up to1/2or a maximum of 3% of such
                                                                  commission where it substantially contributed to the sale, but only if the members of the Fund have been paid their capital contributions in the form of distributions of income from the
                                                                  Fund that are cumulatively equal to their capital
                                                                  contributions, plus an amount that is at least 6% of their capital contributions per year cumulatively. No foreclosed property will be sold to the Manager or any of its affiliates.


The Manager makes arrangements with the respective borrowers for payment to it of fees owing from those borrowers. The Manager anticipates that borrowers will pay its compensation out of the proceeds of loans or upon closing the relevant transaction. For loan servicing fees, the Manager will receive these fees monthly in arrears along with the payments it receives on loans that we have acquired.

The Manager may, in its sole discretion, share with us the loan placement fees it receives from borrowers. The Manager is under no obligation to share its placement fees and investors should not assume that any placement fees will be shared with the Fund.

ITEM 9.  REMUNERATION OF OFFICERS AND DIRECTORS

         Not applicable.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

         Not applicable.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

         Not applicable.

                                     PART II

ITEM 1. MARKET PRICE, DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         There is no public trading market for the Registrant's units of limited liability company interest.

ITEM 2.  DESCRIPTION OF EXHIBITS

         2. Limited Liability Company Articles of Incorporation.

         3. Limited Liability Company Fourth Amended Operating Agreement.

         31. Rule 13a-14a/15d-14a Certification.

         32. Section 1350 Certification.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Not applicable.

ITEM 6.  REPORTS ON FORM 8-K

         No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                    PART F/S

                          INDEPENDENT AUDITORS' REPORT


To the Manager and Members of
Yosemite Mortgage Fund II, LLC

We have audited the accompanying balance sheet of Yosemite Mortgage Fund II, LLC (a California limited liability company) as of December 31, 2003, and the related statements of operations, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yosemite Mortgage Fund II, LLC (a California limited liability company) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Burr, Pilger & Mayer LLP



San Francisco, California
January 9, 2004, except for Note 2,
     as to which the date is February 5, 2004



                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                                  BALANCE SHEET

                                December 31, 2003
                                  ------------




                                     ASSETS

Loans receivable (Note 4)                                                $28,495,649
Cash                                                                       4,419,769
Interest receivable                                                          271,448
Late fee receivable                                                              187
Deferred offering costs, net of accumulated amortization of $62,524          406,408
Software                                                                      36,982
                                                                         ------------

         Total assets                                                    $33,630,443
                                                                         ============


                         LIABILITIES AND MEMBERS' EQUITY

Liabilities:
   Accounts payable                                                      $    11,523
   Deposits from pending members                                             137,000
   Service fees payable to related party (Note 3)                              5,796
   Distribution payable                                                      264,278
                                                                         ------------

         Total liabilities                                                   418,597
                                                                         ------------

Members' equity:
   Initial member                                                                824
   Members                                                                33,211,022
                                                                         ------------

         Total members' equity                                            33,211,846
                                                                         ------------


         Total liabilities and members' equity                           $33,630,443
                                                                         ============

   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                             STATEMENT OF OPERATIONS

                      for the year ended December 31, 2003
                                  ------------


Revenue:
   Interest on loans receivable                                      $1,249,566
   Late fee income                                                        2,887
   Other interest                                                         1,746
                                                                     -----------

Total revenue                                                         1,254,199
                                                                     -----------

Expenses:
   Accounting                                                            50,904
   Amortization                                                          62,524
   Taxes, licenses and fees                                              15,187
   Legal fees                                                            11,515
   Printing                                                              10,004
   Service fees (Note 3)                                                 26,785
   Other                                                                  3,024
                                                                     -----------

         Total expenses                                                 179,943
                                                                     -----------

Net income $                                                          1,074,256
                                                                     ===========



   The accompanying notes are an integral part of these financial statements.


                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          STATEMENT OF MEMBERS' EQUITY

                      for the year ended December 31, 2003
                                  ------------








                                 Initial Member        Members              Total
                                 -------------      -------------      -------------
Balance, January 1, 2003                1,000                 --              1,000

Contributions                              --       $ 32,563,899         32,563,899

Distributions                              --           (427,309)          (427,309)

Net (loss) income allocated              (176)         1,074,432          1,074,256
                                 -------------      -------------      -------------

Balance, December 31, 2003       $        824       $ 33,211,022       $ 33,211,846
                                 =============      =============      =============


   The accompanying notes are an integral part of these financial statements.

                                    Page 19



                              YOSEMITE MORTGAGE FUND II, LLC
                         (A CALIFORNIA LIMITED LIABILITY COMPANY)

                                  STATEMENT OF CASH FLOWS

                           for the year ended December 31, 2003
                                       ------------


Cash flows from operating activities:
   Net income                                                                   $  1,074,256
   Amortization of deferred offering costs                                            62,524
   Adjustments to reconcile net income to net cash provided by operations:
     Interest receivable                                                            (271,448)
     Late fees receivable                                                               (187)
     Deferred offering costs                                                         (61,694)
     Accounts payable                                                                 11,523
     Deposits from pending members                                                   137,000
     Service fees payable                                                              5,796
     Payable to affiliate                                                           (407,238)
                                                                                -------------
         Net cash provided by operating activities                                   550,532
                                                                                -------------

Cash flows from investing activities:
   Purchase of loans                                                             (28,495,649)
   Purchase of software                                                              (36,982)
                                                                                -------------
         Net cash used in investing activities                                   (28,532,631)
                                                                                -------------

Net cash from financing activities:
   Members' contributions                                                         32,563,899
   Members' distributions                                                           (163,031)
                                                                                -------------
         Net cash provided by financing activities                                32,400,868
                                                                                -------------

Increase in cash                                                                   4,418,769

Cash at beginning of year                                                              1,000
                                                                                -------------

Cash at end of year                                                             $  4,419,769
                                                                                =============


        The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  ------------


1.     NATURE OF OPERATIONS AND DEVELOPMENT-STAGE OPERATIONS

       Yosemite Mortgage Fund II, LLC (the Company) was formed on March 19, 2001 under the California Beverly-Killea Limited Liability Company Act (the
       Act), to conduct any lawful business for which a limited liability company may be organized under the Act, including investment of the Company's cash and the purchase and sale of notes, mortgages, and deeds of trust, secured by interests in real estate.

       The Company's operating agreement provides that the term of the Company shall continue until December 31, 2021, unless terminated earlier.

       The Company began operations in May of 2003. Fiscal year 2003 is the first year during which the Company is considered an operating company. Prior to fiscal year 2003, the company had been in the development stage.

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

       The Manager is entitled to receive a Promotional Interest in the Company, as an additional Management Fee, that is equal to twenty-five percent (25%) of the amount of Cash Available for Distributions that exceeds twelve percent (12%) of Capital Contributions, for each and every Fiscal Year of the Partnership on a noncumulative basis.

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


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

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

         CAPITALIZED SOFTWARE

         Capitalized software is stated at cost. At December 31, 2003, the software was still in the development stage. Once the software is placed in service, depreciation will be computed using the straight-line method over three years.

         LOANS SECURED BY TRUST DEEDS

         Loans secured by trust deeds are selected by the Manager and originated by or through Pontes Financial Group, Ltd., a California licensed real estate broker corporation, and are recorded at cost. Interest income on loans will be accrued by the simple interest method. The Company will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, and a specific reserve is recorded. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable.

         At December 31, 2003, three of the loans were delinquent. A Notice of Default was filed on two of these loans (PFG Loan #'s 3064 and 3095). These two loans are loans to the same borrower. In February 2004 the borrower subsequently sold one of the properties collateralizing the loans, and the loans are now current. The Manager was one of the purchasers of the sold property.

         The third loan in default, PFG Loan #3107, in the amount of $550,000, has been delinquent since October 1, 2003. The Company intends to file a Notice of Default in the near future. Because the loan is considered impaired, the company has not accrued interest income during the months of November and December 2003. The loan is secured by a property located in Oregon, and the Company believes that there is adequate collateral to cover the full value of the loan plus all unpaid interest and late fees.

         DEFERRED OFFERING COSTS

         During the Company's development stage, all costs associated with the offering of the Company's securities were capitalized. These deferred offering costs, totaling $468,932 are amortized using the straight-line method over five years.


3.     RELATED PARTY TRANSACTIONS

         DUE TO AFFILIATE

         Pontes Financial Group, Ltd., the Initial Member, has advanced offering costs and paid certain expenses on behalf of the Company and was entitled to receive reimbursement from the Company. As of December 31, 2003, outstanding offering costs and expenses payable to Pontes Financial Group, Ltd. have been paid. The Manager or its Affiliates have received $507,648 for the reimbursement of costs or expenses from the registrant during the period covered by this report.

         MANAGEMENT FEES

         Under the Operating Agreement, the Manager is entitled to receive from the Company and assign to its affiliate a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. The Management Fee has been waived by the Manager for the year ending December 31, 2003.

         LOAN SERVICING FEES

         The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans which it service in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Loan servicing fees, representing the one-quarter of one percent paid to the Company, were $26,785 for the year ended December 31, 2003. Service fees payable to the Manager from the Company as of December 31, 2003 was $ 5,796.

         BORROWER'S COSTS

         The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

         LOANS PURCHASED FROM AFFILIATES OF THE MANAGER

         The Company purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Payments of interest and principal for loans purchased are due on the first of the following month. As of December 31, 2003 there were no outstanding amounts payable for the loans purchased during the quarter.


4.     LOANS RECEIVABLE

       All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of December 31, 2003 consist of the following:

         Loan #3041, due in monthly installments of $5,447 including principal and interest at 12.75% matured in August 2003. The Company did not demand payment at the time the loan matured, and the borrower has continued to make timely monthly payments. The face amount of this loan
         is $512,668. The Company owns 75.56% of this loan.                        $ 387,349

         Loan #3053, due in monthly installments of $4,604 of interest only at
         13.00% maturing in September 2004. The face amount of this loan is
         425,000. The Company owns 76.47% of this loan.                              325,000

         Loan #3054, due in monthly installments of $18,865 including principal and interest at 12.75% maturing in July 2006. The face amount of this
         loan is $1,500,000. The Company owns 100%of this loan.                    1,370,502


4.     LOANS RECEIVABLE, continued

         Loan #3064, due in monthly installments of $6,316 including principal and interest at 12.50% maturing in February 2007. The face amount of
         this loan is $470,000. The Company owns 100% of this loan.                $ 386,680

         Loan #3077, due in monthly installments of $11,793 of interest only at
         12.75%. The principal balance is due in December 2005. The face amount
         of the loan is $1,110,000. The Company owns 86.96% of this loan.            965,217

         Loan #3080, due in monthly installments of $2,498 including principal and interest at 12.75% maturing in March 2006. The face amount of this
         loan is $200,000. The Company owns 100% of this loan.                       185,362

         Loan #3081, due in monthly installments of $8,117 including principal and interest at 12.75% maturing in March 2006. The face amount of this
         loan is $650,000. The Company owns 100% of this loan.                       602,427

         Loan #3092, due in monthly installments of $8,234 of interest only at
         12.75%. The principal balance is due in May 2004. The face amount of
         the loan is $775,000. The Company owns 100% of this loan.                   775,000

         Loan #3094, due in monthly installments of $2,985 including principal and interest at 12.75% matured on August 2003. The face amount of this
         loan is $302,258. The Company owns 100% of this loan.                       280,966

         Loan #3095, due in monthly installments of $4,097 including principal and interest at 12.50% maturing in February 2007. The face amount of
         this loan is $290,000. The Company owns 100% of this loan.                  252,327

         Loan #3101, due in monthly installments of $7,148 of interest only at
         11.75% maturing in September 2006. The face amount of this loan is
         $730,000. The Company owns 58.91% of this loan.                             430,000

         Loan #3102, due in monthly installments of $5,158 including principal and interest at 11.00% maturing in March 2007. The face amount of this
         loan is $465,000. The Company owns 100% of this loan.                       444,581

         Loan #3105, due in monthly installments of $9,909 of interest only at
         11.25% maturing in December 2006. The face amount of this loan is
         $1,430,000. The Company owns 27.97% of this loan.                           295,664

         Loan #3107, due in monthly installments of $5,385 of interest only at
         11.75% maturing in February 2008. The face amount of this loan is
         $550,000. The Company owns 100% of this loan.                               550,000

         Loan #3108, due in monthly installments of $2,596 of interest only at
         11.75% maturing in March 2007. The face amount of this loan is
         $265,000. The Company owns 100% of this loan.                               265,000


4.     LOANS RECEIVABLE, continued

         Loan #3110, due in monthly installments of $23,906 of interest only at
         12.75%. The principal balance is due in May 2004. The face amount of
         this loan is $2,250,000. The Company owns 62.44% of this loan.           $1,405,000

         Loan #3112, due in monthly installments of $20,000 of interest only at
         12.00%. The principal balance is due in May 2007. The face amount of
         this loan is $2,000,000. The Company owns 50% of this loan.               1,000,000

         Loan #3115, due in monthly installments of $4,423 of interest only at
         12.68%. The principal balance is due in August 2007. The face amount of
         this loan is $418,500. The Company owns 100% of this loan.                  418,500

         Loan #3116, due in monthly installments of $20,188 of interest only at
         12.75%. The principal balance is due in August 2005. The face amount of
         this loan is $1,900,000. The Company owns 65.79% of this loan.            1,250,000

         Loan #3118, due in monthly installments of $10,447 of interest only at
         11.75% maturing in September 2007. The face amount of this loan is
         $1,070,000. The Company owns 100% of this loan.                           1,070,000

         Loan #3119, due in monthly installments of $1,424 of interest only at
         12.75% maturing in October 2007. The face amount of this loan is
         $134,000. The Company owns 71.70% of this loan.                              96,074

         Loan #3121, due in monthly installments of $7,150 of interest only at
         12.00%. The principal balance is due in October 2007. The face amount
         of this loan is $715,000. The Company owns 58.04% of this loan.             415,000

         Loan #3125, due in monthly installments of $5,463 of interest only at
         11.50% maturing in March 2005. The face amount of this loan is
         $570,000. The Company owns 74.56% of this loan                              425,000

         Loan #3126, due in monthly installments of $24,969 of interest only at
         11.75% maturing in February 2006. The face amount of this loan is
         $2,550,000. The Company owns 78.43% of this loan.                         2,000,000

         Loan #3127, due in monthly installments of $7,344 of interest only at
         11.75%. The principal balance is due in March 2008. The face amount of
         this loan is $625,000. The Company owns 100% of this loan.                  625,000

         Loan #3129, due in monthly installments of $13,406 interest only at
         9.75%. The principal balance is due in April 2008. The face amount of
         this loan is $1,650,000. The Company owns 21.21% of this loan.              350,000

         Loan #3131, due in monthly installments of $4,100 interest only at
         12.00%. The principal balance is due in April 2008. The face amount of
         this loan is $410,000. The Company owns 75.61% of this loan.                310,000



4.     LOANS RECEIVABLE, continued

         Loan #3132, due in monthly installments of $2,231 interest only at
         12.75%. The principal balance is due in July 2006. The face amount of
         this loan is $210,000. The Company owns 100% of this loan.               $  210,000

         Loan #3133, due in monthly installments of $24,479 of interest only at
         11.75%. The principal balance is due in October 2004. The face amount
         of this loan is $2,500,000. The Company owns 54.40% of this loan.         1,350,000

         Loan #3137, due in monthly installments of $5,688 of interest only at
         9.75%. The principal balance is due in May 2008. The face amount of
         this loan is $700,000. The Company owns 100% of this loan.                  700,000

         Loan #3138, due in monthly installments of $5,650 of interest only at
         12.00%. The principal balance is due in December 2004. The face amount
         of this loan is $565,000. The Company owns 100% of this loan.               565,000

         Loan #3140, due in monthly installments of $19,284 of interest only at
         12.75%. The principal balance is due in November 2008. The face amount
         of this loan is $1,815,000. The Company owns 36.64% of this loan.           665,000

         Loan #3142, due in monthly installments of $15,938 of interest only at
         12.50%. The principal balance is due in November 2004. The face amount
         of this loan is $1,500,000. The Company owns 66.67% of this loan.         1,000,000

         Loan #3143, due in monthly installments of $37,188 of interest only at
         12.75%. The principal balance is due in November 2008. The face amount
         of this loan is $2,500,000. The Company owns 87.86% of this loan.         2,150,000

         Loan #3144, due in monthly installments of $64,547 of interest only at
         12.75%. The principal balance is due in May 2005. The face amount of
         this loan is $6,075,000. The Company owns 81.89% of this loan.            4,975,000
                                                                                 -----------

                                                                                 $28,495,649
                                                                                 ===========

5.  CONCENTRATIONS

         CASH AND CASH EQUIVALENTS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of bank balances in excess of the FDIC insured amount of $100,000. At December 31, 2003, the Company had approximately $4,384,000 of cash that exceeded this limit and thus was not covered by federal depository insurance.

         LOANS RECEIVABLE

         At December 31, 2003, approximately 61% of the Company's loans receivable were collateralized by properties located in Northern California.

                                    PART III

ITEM 1.  INDEX TO EXHIBITS

         The following exhibits are listed according to the numbers assigned to them in Part III of Form 1-A:

2. Limited Liability Company Articles of Incorporation, incorporated by reference to Exhibit 3 to Registrant's Form SB-2 registration statement number 333-98337.

3. Limited Liability Company Fourth Amended Operating Agreement, incorporated by reference to Exhibit 4.1 to Form SB-2/A, amended registration statement filed February 21, 2003, number 333-98337.

31.      Rule 13a-14a/15d-14(a) Certification.

32.      Section 1350 Certification.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the date indicated.


                                          Yosemite Mortgage Fund II, LLC


                                 By:       /S/ STEVEN M. PONTES
                                         ------------------------------------
                                          Steven M. Pontes, General Manager
                                          MFP Management, LLC,
                                          Manager

                                          Principal Executive Officer
                                          Principal Financial Officer


                                          Date:    March 26, 2004