Form 10QSB
period 2004-03-31
YOSEMITE MORTGAGE FUND II LLC
filed 2004-05-18
CIK 1169426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 333-98337

                         YOSEMITE MORTGAGE FUND II, LLC
                         ------------------------------
                 (Name of small business issuer in its charter)

California                                  94-3394131
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

414 13th Street, Suite 400, Oakland, CA     94612
---------------------------------------     ------------------------------------
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

                            YOSEMITE MORTGAGE FUND II, LLC

                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                            PAGE NUMBER

Condensed Financial Statements                                            3

Condensed Balance Sheet
          March 31, 2004                                                  4

Condensed Statements of Operations
          Three months ended March 31, 2004                               5

Condensed Statement of Cash Flows
          Three months ended March 31, 2004                               6

Notes to Condensed Financial Statements                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       12

ITEM 3.  CONTROLS AND PROCEDURES                                         14

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                           15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                15

Signature                                                                15

Certifications                                                           16

          PART 1: FINANCIAL INFORMATION - ITEM 310(b) of REGULATION S-B
          -------------------------------------------------------------

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the registrant's registration statement on Form SB-2, as amended by Post-Effective Amendment no. 1, dated April 2, 2004, of the Company. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                             CONDENSED BALANCE SHEET
                                    UNAUDITED

                                                                          MARCH 31, 2004
                                                                           ------------

                                     ASSETS
ASSETS:
    Loans receivable                                                       $27,393,698
    Cash                                                                     8,802,790
    Interest receivable                                                        260,685
    Due from affiliate                                                          50,000
    Deferred offering costs, net of accumulated amortization of $85,971        382,961
                                                                           ------------

          Total Assets                                                     $36,890,134
                                                                           ============

                        LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
    Accounts payable                                                       $    20,835
    Distributions payable                                                      376,654
    Service fees payable (Note 3)                                                5,428
                                                                           ------------

          Total Liabilities                                                    402,917
                                                                           ------------

MEMBERS' EQUITY:
    Initial Member                                                                 824
    Members                                                                 36,486,393
                                                                           ------------
       Total Members' Equity                                                36,487,217
                                                                           ------------

          Total Liabilities and Members' Equity                            $36,890,134
                                                                           ============

   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                               For the Three     For the Three
                                                Months Ended      Months Ended
                                               March 31, 2003    March 31, 2004
                                                ------------      ------------
REVENUE:
    Interest on loans receivable                $        --       $   791,574
    Late charges on loans receivable                     --               166
    Other interest                                       --             2,868
                                                ------------      ------------
       Total Revenue                                     --           794,608
                                                ------------      ------------

EXPENSES:
    Accounting                                           --            30,052
    Amortization                                         --            23,447
    California LLC fees and taxes                        --            11,050
    Legal fees                                           --            25,873
    Printing                                             --             1,119
    Service fees (Note 3)                                --            16,766
                                                ------------      ------------
       Total Expenses                                    --           108,307
                                                ------------      ------------

          Net Income                            $        --       $   686,301
                                                ============      ============

   The accompanying notes are an integral part of these financial statements.


                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                     For the Three  For the Three
                                                      Months Ended   Months Ended
                                                        March 31,      March 31,
                                                          2003           2004
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $        --    $   686,301
    Amortization                                                          23,447
    Adjustments to reconcile net income to
       net cash provided by operations:

       Due from affiliate                                      --        (50,000)
       Interest receivable                                     --         10,762
       Late fees receivable                                    --            188
       Accounts payable                                        --          9,311
       Write-off of software                                   --         36,982
       Service fees payable                                    --           (367)
                                                      ------------   ------------
          Net cash provided by operating activities            --        716,624
                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Issuance of loans receivable                               --       (420,000)
    Purchase of loans receivable                               --       (600,000)
    Collection on loans receivable                             --      2,121,952
                                                      ------------   ------------
          Net cash provided by investing activities            --      1,101,952
                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Members' Contributions                                     --      2,817,500
    Members' Distributions                                     --       (253,055)
                                                      ------------   ------------
       Net cash provided by financing activities               --      2,564,445
                                                      ------------   ------------

          Increase in cash                                     --      4,383,021

          Cash, beginning of period                            --      4,419,769
                                                      ------------   ------------

                 Cash, end of period                  $        --    $ 8,802,790
                                                      ============   ============

   The accompanying notes are an integral part of these financial statements.

                                       6

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

The Manager and its Affiliates are entitled to receive fees, compensation and expense reimbursements from the Company, such as Management Fee, Company Expenses, Promotional Interest, Property Management Fee, and Real Estate Brokerage Commissions.

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

If the Manager or an Affiliate performs property management services with respect to a foreclosed residential property, the maximum Property Management Fee, including all rent-up, leasing, and re-leasing fees and bonuses, and leasing related services paid to any Person, shall be five percent (5%) of the gross revenues from such property. For individual and commercial property, the maximum Property Management Fee from such leases shall be six percent (6%) of the gross revenues where the Manager or its Affiliates includes leasing, re-leasing, and leasing-related services. Conversely, the maximum Property Management Fee from such leases shall be three percent (3%) of the gross revenues where the Manager or its Affiliates do not perform leasing, re-leasing, and leasing-related services with respect to the property. For industrial and

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 1 - NATURE OF OPERATIONS(CONTINUED)

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

Loans secured by trust deeds
----------------------------
Loans secured by trust deeds will be selected by the Manager and originated by or through Pontes Financial Group, Ltd., a California licensed real estate broker corporation, and will be recorded at cost. Interest income on loans will be accrued by the simple interest method. The Company will not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

collect all amounts due according to the contractual terms of the loan agreement and a specific reserve has been recorded. Cash receipts will be allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from Affiliate
------------------
Pontes Financial Group, Ltd., the Initial Member, has agreed to reimburse the Company for a portion of the organizational costs relating to software development and accounting fees. As of March 31, 2004, the amount due from the Initial Member was $50,000.

Management Fees
---------------
Under the Operating Agreement, the Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. Including the quarter ending March 31, 2004, the Manager has waived the management fee for every quarter since the Company's inception.

Service Fees
------------
The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans which it services, in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One-quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Mortgage service fees expense for the three month period ending March 31, 2004 was $16,766. As of March 31, 2004, the mortgage service fees payable to the Manager from the Company was $5,428.

Borrower's Costs
----------------
The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

Loans Purchased from Affiliates of the Manager
----------------------------------------------
The Company has purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Principal balances for loans purchased are due on the first of the following month. As of March 31, 2004, there was no outstanding payable for loans purchased.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 4 - LOANS RECEIVABLE

All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of March 31, 2004 consist of the following:

YOSEMITE MORTGAGE FUND II, LLC
(A CALIFORNIA LIMITED LIABILITY COMPANY)

                  YMFII          YMFII           3/31/04
 LOAN            3/31/04        PERCENT           NOTE           MATURITY
NUMBER           BALANCE         OWNED            RATE             DATE
--------------------------------------------------------------------------------
3041             236,238         75.56%           12.75%           8/1/03
--------------------------------------------------------------------------------
3053             325,000         76.47%           13.00%           9/1/04
--------------------------------------------------------------------------------
3054           1,351,633         100.00%          12.75%           7/31/04
--------------------------------------------------------------------------------
3064             206,229         100.00%          12.50%           2/1/07
--------------------------------------------------------------------------------
3077             965,217         86.96%           12.75%           12/1/05
--------------------------------------------------------------------------------
3080             183,760         100.00%          12.75%           3/1/06
--------------------------------------------------------------------------------
3081             597,222         100.00%          12.75%           3/1/06
--------------------------------------------------------------------------------
3092             775,000         100.00%          12.75%           5/1/04
--------------------------------------------------------------------------------
3094             280,966         100.00%          12.75%           8/1/03
--------------------------------------------------------------------------------
3095             247,875         100.00%          12.50%           2/1/07
--------------------------------------------------------------------------------
3101             430,000         58.91%           11.75%           9/1/06
--------------------------------------------------------------------------------
3102             441,299         100.00%          11.00%           3/1/07
--------------------------------------------------------------------------------
3107             550,000         100.00%          11.75%           2/1/08
--------------------------------------------------------------------------------
3108             265,000         100.00%          11.75%           3/1/07
--------------------------------------------------------------------------------
3110           1,505,000         67.00%           12.75%           5/1/04
--------------------------------------------------------------------------------
3112           1,000,000         50.00%           12.00%           5/1/07
--------------------------------------------------------------------------------
3115             418,500         100.00%          12.68%           8/1/07
--------------------------------------------------------------------------------
3116             723,684         65.79%           12.75%           8/1/05
--------------------------------------------------------------------------------
3118           1,070,000         100.00%          11.75%           9/1/07
--------------------------------------------------------------------------------
3119              96,075         71.70%           12.75%           10/1/07
--------------------------------------------------------------------------------
3121             415,000         58.04%           12.00%           10/1/07
--------------------------------------------------------------------------------
3125             425,000         74.56%           11.50%           3/1/05
--------------------------------------------------------------------------------
3126           2,000,000         78.43%           11.75%           2/1/06
--------------------------------------------------------------------------------
3129             350,000         21.21%            9.75%           4/1/08
--------------------------------------------------------------------------------
3132             210,000         100.00%          12.75%           7/1/06
--------------------------------------------------------------------------------
3133           1,350,000         54.00%           11.75%           10/1/04
--------------------------------------------------------------------------------
3137             700,000         100.00%           9.75%           5/1/08
--------------------------------------------------------------------------------
3138             565,000         100.00%          12.00%           12/1/04
--------------------------------------------------------------------------------
3140             915,000         50.00%           12.75%           11/8/08
--------------------------------------------------------------------------------
3142           1,250,000         83.33%           12.50%           11/1/04
--------------------------------------------------------------------------------
3143           2,150,000         61.43%           12.75%           11/1/08
--------------------------------------------------------------------------------
3144           4,975,000         81.89%           12.75%           5/1/05
--------------------------------------------------------------------------------
3146             420,000         100.00%          11.75%           4/1/09
             ------------
--------------------------------------------------------------------------------
TOTAL         27,393,698
             ============
--------------------------------------------------------------------------------

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

NOTE 5 - CHANGES IN SECURITIES

Pursuant to a Securities Act registration statement on Form SB-2, S.E.C.
file number 333-98337, effective on March 13, 2003, as amended by post-effective amendment no.1 on April 2, 2004, the Company is engaged in a public offering of registered units of limited liability company interest, underwritten by Rice Pontes Capital, Inc. The number of units registered is 6,500,000, of which 5,000,000 are offered in the initial public offering and 1,500,000 have been reserved for possible issuance under the Company's Distribution Reinvestment Program. All units are offered at $10.00 per unit for an aggregate offering price of $65,000,000. During the quarter ending March 31, 2004, the number of units sold and issued was 329,440, including 33,990 units issued under the Distribution Reinvestment Program, for an aggregate offering price of $3,294,400.

The total expenses of the offering, incurred during the quarter ending
March 31,2004, were approximately $35,873. These expenses were paid directly by the Company or were reimbursed to Pontes Financial Group, Ltd., an affiliate of the Company.

The net proceeds to the Company after deducting the expenses of the offering for the quarter ending March 31, 2004, were approximately $3,258,527. The net proceeds of the offering are either invested in real estate mortgage loans, or are invested in cash, awaiting the Manager's selection of appropriate real estate mortgage loans for the Company's portfolio.

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the quarter ending March 31, 2004, the Company sold $2,954,500 in member capital contributions for Units at $10.00 each. Of this amount, $2,817,500 was received during the quarter ending March 31, 2004, and $137,000 was received in a prior quarter. Additionally, 33,990 Units valued at $10.00 each were issued during the quarter ending March 31, 2004 under the Distribution Reinvestment Plan. As of March 31, 2004, a total of 3,626,841 Units were outstanding.

Loan #3146 was directly funded by the Company during the quarter ending
March 31, 2004. The interest rate and principal amount of this loan are 11.75% and $420,000, respectively.

During the quarter ending March 31, 2004, three mortgage loan investments totaling $600,000 had been acquired, with interest rates ranging from 12.75% to 12.5%, in loans in which the borrower payment statuses are current. Of this amount, a $250,000 investment in the principal balance of Loan #3142 was acquired from the Manager. A $100,000 investment and a $250,000 investment in the principal balances of Loan #3110 and Loan #3140, respectively, were acquired from an unrelated party.

During the quarter ending March 31, 2004, borrowers paid off the following loans prior to their maturity dates:

                    Loan           Principal            Interest
                    Number         Amount               Rate
                    ------         ---------            --------
                    3105           $295,664             11.25%
                    3127           $625,000             11.75%
                    3131           $310,000             12.00%

Early payoffs of loans are attributable to generally lower prevailing mortgage loan interest rates, which have resulted in increases of cash of the Company, from approximately $4,419,000 as of December 31, 2003 to approximately $8,802,800 as of March 31, 2004. As a consequence, the Manager has suspended the public offering of the Company's units, pending selection by the Manager of appropriate mortgage loans for the Company's portfolio, using existing cash and the additional proceeds that would become available from the continued public offering.

During the next 12 months, the Manager and its affiliate, Pontes Financial Group, Ltd., will be selecting mortgage loans for the Company's investment portfolio and will also assist by obtaining, processing and managing those loans for the Company. The number of loans to be invested will depend upon the gross proceeds raised, as well as the availability of suitable loans for the Company's investment portfolio.

         As of March 31, 2004, the following loans were in default:

                    Loan           Principal            Interest
                    Number         Amount               Rate
                    ------         ---------            --------
                    3064           $206,229             12.5%
                    3095           $247,875             12.5%
                    3107           $550,000             11.75%
                    3144           $4,975,000           12.75%

Loan #s 3064 and 3095 are to the same borrower and are secured by the same property located at 833 Bancroft Ave, Berkeley, CA. The Manager has advanced all payments when due to the Company. These advances, including late charges and default interest, will be paid to the Manager when collected. The borrower currently has the property under contract for sale with an expected closing and payoff within the next 90 days.

Loan #3107 is currently in foreclosure with a sale date scheduled for sale on July 20, 2004 at 10:00 AM. The Manager believes there is adequate equity to repay the loan including all back payments at the default interest rate plus pay all cost associated with the foreclosure. Due to the loan being impaired, the Manager has not reflected any accrued interest in the financial statements.

Loan #3144 is currently in foreclosure with the sale date scheduled for August 19, 2004 at 10:00 AM. The Manager elected to file foreclosure when the borrower missed a principal payment due February 20, 2004. The Manager believes there is adequate equity to repay the loan including all back payments at the default interest rate plus pay all cost associated with the foreclosure. Due to the loan being impaired, the Manager has not reflected any accrued interest in the financial statements.

       A. Compensation of the Manager and Affiliates By the Registrant.

The Manager, MFP Management LLC, earned compensation from the registrant for its services during the fiscal quarter ended March 31, 2004 in the amount of $16,766, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.

       B. Forward-Looking Statements.

Some of the information in this report on Form 10-QSB may contain forward-looking statements. Uses of the words such as "will", "may", "anticipate", "estimate", "continue" or other similar words discuss or refer to future expectations, contain projections of results of operations or of financial conditions, or state other forward-looking information. As such, this analysis may prove to be inaccurate because of assumptions made by the Manager or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

Pursuant to a Securities Act registration statement on Form SB-2, S.E.C.
file number 333-98337, effective on March 13, 2003, as amended by post-effective amendment no.1 on April 2, 2004, the Company is engaged in a public offering of registered units of limited liability company interest, underwritten by Rice Pontes Capital, Inc. The number of units registered is 6,500,000, of which 5,000,000 are offered in the initial public offering and 1,500,000 have been reserved for possible issuance under the Company's Distribution Reinvestment Program. All units are offered at $10.00 per unit for an aggregate offering price of $65,000,000. As of March 31, 2004, the number of units sold and issued is 3,626,841, for an aggregate offering price of $36,268,410.

The total expenses of the offering, incurred for the account of the Company to March 31, 2004, were approximately $543,521. These expenses were paid directly by the Company or were reimbursed to Pontes Financial Group, Ltd., an affiliate of the Company.

The net proceeds to the Company after deducting the expenses of the offering to March 31, 2004, were approximately $35,724,889. Of the net proceeds, approximately $34,435,500 has been invested in real estate mortgage loans for the Company's loan portfolio. Due to payoffs and principal paydowns, the amount invested in real estate mortgage loans as of March 31, 2004 is $27,393,698. As of March 31, 2004, $8,802,790 is invested in cash, awaiting the Manager's selection of appropriate real estate mortgage loans for the Company's portfolio.

Item 6.  Exhibits and Reports on Form 8-K.

           (a) The Exhibits furnished with this report:

                  31. Rule 13a-14a/15d-14(a) Certification

                  32. Section 1350 Certification

           (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      YOSEMITE MORTGAGE FUND II, LLC

                                      By:  MFP Management LLC, Manager

       Date: May 17, 2004             By:  /s/  Steven M. Pontes
                                               ---------------------------------
                                               Steven M. Pontes, General Manager