Form 10QSB
period 2004-06-30
YOSEMITE MORTGAGE FUND II LLC
filed 2004-08-11
CIK 1169426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2004
                                                                   -------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT 1934

                             For the transition period from ________ to ________

                                               Commission File Number: 333-98337
                                                                       ---------

                         YOSEMITE MORTGAGE FUND II, LLC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       California                                      94-3394131
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  414 13th Street, Suite 400, Oakland, CA 94612
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (510) 452-9144
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. _________________

Transitional Small Business Disclosure Form Format (Check one): Yes |X| ; No |_|

                         YOSEMITE MORTGAGE FUND II, LLC

                                      INDEX

                                                                     PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Financial Statements                                            3
Condensed Balance Sheets
          June 30, 2004 and December 31, 2003                             4

Condensed Statements of Income
          Three and six months ended June 30, 2004 and June 30, 2003      5

Condensed Statements of Cash Flows
          Six months ended June 30, 2004 and June 30, 2003                6

Notes to Condensed Financial Statements                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            15

ITEM 3.  CONTROLS AND PROCEDURES                                         17

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                           18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                18

Signature                                                                19

Certifications

          PART 1: FINANCIAL INFORMATION - ITEM 310(b) of REGULATION S-B
          -------------------------------------------------------------

ITEM 1: CONDENSED FINANCIAL STATEMENTS

      The accompanying unaudited condensed financial statements should be read in conjunction with the registrant's registration statement on Form SB-2, as amended by Post-Effective Amendment no. 1, dated April 2, 2004, of the Company. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                                                          June 30, 2004   December 31, 2003
                                                                          -------------   -----------------
                        Assets
                        ------
Assets:
Loans receivable (Note 4)                                                  $28,853,128       $28,495,649
Cash                                                                         7,538,373         4,419,769
Interest receivable                                                            194,970           271,448
Late fee receivable                                                                 --               187
Due from affiliate (Note 3)                                                     50,000                --
Software                                                                            --            36,982
Deferred offering costs, net of accumulated amortization of $109,417 and
   $62,524 at June 30, 2004 and December 31, 2003, respectively                359,515           406,408
                                                                           -----------       -----------
      Total Assets                                                         $36,995,986       $33,630,443
                                                                           ===========       ===========

             Liabilities and Members' Equity
             -------------------------------
Liabilities:
   Accounts payable                                                        $    17,425       $    11,523
   Distributions payable                                                       299,829           264,278
   Deposits from pending members                                                    --           137,000
   Service fees payable (Note 3)                                                 4,148             5,796
                                                                           -----------       -----------
      Total Liabilities                                                        321,402           418,597
                                                                           -----------       -----------

Members' Equity:
   Initial member                                                                  824               824
   Members                                                                  36,673,760        33,211,022
                                                                           -----------       -----------
      Total Members' Equity                                                 36,674,584        33,211,846
                                                                           -----------       -----------
         Total Liabilities and Members' Equity                             $36,995,986       $33,630,443
                                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                          For the three     For the three      For the six      For the six
                                           months ended     months ended      months ended      months ended
                                          June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                          -------------     -------------     -------------     -------------
Revenue:
   Interest on loans receivable            $  576,121        $  131,263        $1,367,695        $  131,263
   Late charges on loans receivable               355                --               521                --
   Other interest                               4,706               384             7,574               384
                                           ----------        ----------        ----------        ----------
      Total Revenue                           581,182           131,647         1,375,790           131,647
                                           ----------        ----------        ----------        ----------

Expenses:
   Accounting                                  33,607            12,528            63,659            12,684
   Amortization                                23,446            15,631            46,893            15,631
   California LLC fees and taxes                2,170               800            13,220               820
   Foreclosure                                  3,622                --             3,622                --
   Fund insurance                                 295                --               295                --
   Legal fees                                  18,398             2,532            44,271             2,532
   Printing                                        --                --             1,119                --
   Service fees (Note 3)                       12,391             2,546            29,157             2,546
                                           ----------        ----------        ----------        ----------
      Total Expenses                           93,929            34,037           202,236            34,213
                                           ----------        ----------        ----------        ----------
        Net Income                         $  487,253        $   97,610        $1,173,554        $   97,434
                                           ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                For the six          For the six
                                                                months ended         months ended
                                                               June 30, 2004        June 30, 2003
                                                               -------------        -------------
Cash flows from operating activities:
   Net Income                                                   $  1,173,554         $     97,434
   Amortization                                                       46,893               15,631
   Write-off of software                                              36,982                   --
   Adjustments to reconcile net income to net cash
         provided by operations:

         Accounts payable                                              5,902                  665
         Accounts payable for loans purchased                             --            3,404,598
         Accounts payable to pending members                              --              753,000
         Deferred offering costs                                          --             (114,322)
         Due to/from affiliate                                       (50,000)            (322,146)
         Interest receivable                                          76,478              (69,031)
         Late fees receivable                                            187                   --
         Service fees payable                                         (1,648)               1,188
                                                                ------------         ------------
               Net cash provided by operating activities           1,288,348            3,767,017
                                                                ------------         ------------

Cash flows from investing activities:
   Issuance of loans receivable                                   (4,080,126)         (10,761,402)
   Purchase of loans receivable                                     (600,000)                  --
   Collection on loans receivable                                  4,322,647               12,732
                                                                ------------         ------------
               Net cash used by investing activities                (357,479)         (10,748,670)
                                                                ------------         ------------

Cash flows from financing activities:
   Members' contributions                                          2,817,500           10,979,020
   Members' distributions                                           (629,765)                  --
                                                                ------------         ------------
               Net cash provided by financing activities           2,187,735           10,979,020
                                                                ------------         ------------
                    Increase in cash                               3,118,604            3,997,367
                    Cash, beginning of period                      4,419,769                1,000
                                                                ------------         ------------
                           Cash, end of period                  $  7,538,373         $  3,998,367
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

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

Income (Loss) Allocation
------------------------

Quarterly profits and losses are allocated to the members based upon each member's respective interest in proportion to the number of days during the quarter in which each member owned the interest. Net losses allocable to the period before the admission of additional members are allocated to the initial member. During the first quarter of 2003, the initial member was the only member; accordingly, the first quarter's net loss of $176 was allocated to the initial member. Terms of the Limited Liability Company Operating Agreement call for prospective profits and losses to be allocated only to the members with no allocation to the initial member.

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

Allowance for loan losses
-------------------------

The Manager regularly reviews the mortgage loan portfolio to assess whether a loan loss reserve is necessary. Borrower payment history, the value of the property by which the loan is secured, and other economic and geographical conditions are considered. In addition to these factors the Manager believes its underwriting standard to fund only those loans not greater than 70% of the collateral provides an adequate reserve against risk posed by market deterioration and/or delinquent payments. The Manager does not accrue any interest income for any loans delinquent or otherwise in default. The Manager regularly reviews its portfolio, particularly any loans that are delinquent, to determine whether a loan loss reserve is necessary. At June 30, 2004, the Manager determined that no loan loss reserves were required.

Deferred Offering Costs
-----------------------

During the Company's development stage, all costs associated with the offering of the Company's securities were capitalized. These deferred offering costs, totaling $468,932 are amortized using the straight-line method over five years.

Capitalized Software
--------------------

Capitalized software is stated at cost. At December 31, 2003, the software was still in the development stage. All long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are recorded if the asset's carrying amount is not recoverable through its undiscounted cash flows. An impairment loss is recognized and recorded in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value. During the first quarter of 2004, the Manager deemed the Capitalized Software to be impaired and, hence, a loss of $36,982 was recorded.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from Affiliate
------------------

Pontes Financial Group, Ltd., the Initial Member, has agreed to reimburse the Company for a portion of the organizational costs relating to software development and accounting fees. As of June 30, 2004, the amount due from the Initial Member was $50,000.

Management Fees
---------------

Under the Operating Agreement, the Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. Including the quarter ending June 30, 2004, the Manager has waived the management fee for every quarter since the Company's inception. Had the Manager accepted the management fee, the maximum management fee expense charged to the Company would have been approximately $66,500 and $132,400 for the three and six month periods ending June 30, 2004, respectively, as compared to $53,600 for both the three and six month periods ending June 30, 2003.

Service Fees
------------

The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans in which it services, in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One-quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Mortgage service fees expenses for the three and six months ending June 30, 2004 were approximately $12,400 and $29,200, respectively. For both the three and six months ending June 30, 2003, mortgage service fees expenses were approximately $2,500. As of June 30, 2004, the mortgage service fees payable to the Manager from the Company was approximately $4,100.

Borrower's Costs
----------------

The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

Loans Purchased from Affiliates of the Manager
----------------------------------------------

The Company has purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Principal balances for loans purchased are due on the first of the following month. As of June 30, 2004, there was no outstanding payable for loans purchased.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE

All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of June 30, 2004 and December 31, 2003 consist of the following:

                                                                                        June 30, 2004   December 31, 2003
                                                                                        -------------   -----------------
Loan #3041 was paid in full during the second quarter of 2004.  The face amount
of the loan was $512,668.  The Company owned 75.56% of the loan.                         $       --        $  387,349

Loan #3053, due in monthly installments of $5,310 of interest only at 13%.  The
principal balance is due in September 2004.  The Company owns 79.6% of this loan.           390,126           325,000

Loan #3054, due in monthly installments of $18,865 including principal and interest at 12.75% maturing in July 2006. The face amount of this loan is
$1,600,000.  The Company owns 100% of this loan.                                          1,326,364         1,370,502

Loan #3064, due in monthly installments of $6,316 including principal and interest at 12.5% maturing in February 2007. The face amount of this loan is
$470,000.  The Company owns 100% of this loan.                                              193,594           386,680

Loan #3077, due in monthly installments of $11,794 of interest only at 12.75%
The principal balance is due in December 2005.  The Company owns 86.96% of this
loan.                                                                                       965,217           965,217

Loan #3080, due in monthly installments of $2,498 including principal and interest at 12.75% maturing in March 2006. The face amount of this loan is
$200,000.  The Company owns 100% of this loan.                                              182,107           185,362

Loan #3081, due in monthly installments of $8,117 including principal and interest at 12.75% maturing in March 2006. The face amount of this loan is
$650,000.  The Company owns 100% of this loan.                                              591,849           602,427

Loan #3092, due in monthly installments of $8,234 of interest only at 12.75%, matured in May 2004.  The Company did not demand payment at the time the loan matured, and the borrower has continued to make timely monthly payments.  The
Company owns 100% of this loan.                                                             775,000           775,000

Loan #3094 was paid in full during the second quarter of 2004.  The face amount
of the loan was $302,258.  The Company owned 100% of the loan.                                   --           280,966

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE (Continued)

                                                                                        June 30, 2004   December 31, 2003
                                                                                        -------------   -----------------
Loan #3095, due in monthly installments of $4,097 including principal and interest at 12.5% maturing in February 2007. The face amount of this loan is
$290,000.  The Company owns 100% of this loan.                                              243,282           252,327

Loan #3101, due in monthly installments of $7,148 including principal and interest at 11.75% maturing in September 2006. The face amount of this loan is
$730,000.  The Company owns 58.91% of this loan.                                            353,425           430,000

Loan #3102, due in monthly installments of $5,237 including principal and interest at 11% maturing in March 2007. The face amount of this loan is
$465,000.  The Company owns 100% of this loan.                                              438,529           444,581

Loan #3105 was paid in full during the first quarter of 2004. The face amount of
the loan was $1,430,000.  The Company owned 27.97% of the loan.                                  --           295,664

Loan #3107, due in monthly installments of $5,385 of interest only at 11.75%
The principal balance is due in February 2008.  The Company owns 100% of this
loan.                                                                                       550,000           550,000

Loan #3108 was paid in full during the second quarter of 2004. The face amount
of the loan was $265,000.  The Company owned 100% of the loan.                                   --           265,000

Loan #3110, due in monthly installments of $23,906 of interest only at 12.75%
The principal balance is due in September 2004.  The Company owns 66.89% of this
loan.                                                                                     1,505,000         1,405,000

Loan #3112, due in monthly installments of $20,000 of interest only at 12%. The
principal balance is due in May 2007.  The Company owns 50% of this loan.                 1,000,000         1,000,000

Loan #3115, due in monthly installments of $4,423 of interest only at 12.68%
The principal balance is due in August 2007.  The Company owns 100% of this loan.           418,500           418,500

Loan #3116 was paid in full during the second quarter of 2004. The face amount
of the loan was $1,900,000.  The Company owned 65.79% of the loan.                               --         1,250,000

Loan #3118, due in monthly installments of $10,477 of interest only at 11.75%
The principal balance is due in September 2007.  The Company owns 100% of this
loan.                                                                                     1,070,000         1,070,000

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE (Continued)

                                                                                        June 30, 2004   December 31, 2003
                                                                                        -------------   -----------------
Loan #3119, due in monthly installments of $1,424 of interest only at 12.75%
The principal balance is due in October 2007.  The Company owns 71.7% of this
loan.                                                                                        96,076            96,074

Loan #3121, due in monthly installments of $7,150 of interest only at 12%.  The
principal balance is due in October 2007.  The Company owns 58.04% of this loan.            415,000           415,000

Loan #3125, due in monthly installments of $5,463 of interest only at 11.5%.  The
principal balance is due in March 2005.  The Company owns 74.56% of this loan.              425,000           425,000

Loan #3126, due in monthly installments of $24,969 of interest only at 11.75%
The principal balance is due in February 2006.  The Company owns 78.43% of this
loan.                                                                                     2,000,000         2,000,000

Loan #3127 was paid in full during the first quarter of 2004.  The face amount of
the loan was $625,000.  The Company owned 100% of the loan.                                      --           625,000

Loan #3129, due in monthly installments of $13,406 of interest only at 9.75%
The principal balance is due in April 2008.  The Company owns 21.21% of this loan.          350,000           350,000

Loan #3131 was paid in full during the first quarter of 2004.  The face amount of
the loan was $410,000.  The Company owned 75.61% of the loan.                                    --           310,000

Loan #3132, due in monthly installments of $2,231 of interest only at 12.75%
The principal balance is due in July 2006.  The Company owns 100% of this loan.             210,000           210,000

Loan #3133, due in monthly installments of $24,479 of interest only at 11.75%
The principal balance is due in October 2004.  The Company owns 54% of this loan.         1,350,000         1,350,000

Loan #3137, due in monthly installments of $5,688 of interest only at 9.75%.  The
principal balance is due in May 2008.  The Company owns 100% of this loan.                  700,000           700,000

Loan #3138 was paid in full during the second quarter of 2004.  The face amount
of the loan was $565,000.  The Company owned 100% of the loan.                                   --           565,000

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE (Continued)

                                                                                        June 30, 2004   December 31, 2003
                                                                                        -------------   -----------------
Loan #3140, due in monthly installments of $19,284 of interest only at 12.75%
The principal balance is due in November 2008.  The Company owns 48% of this loan.          915,000           665,000

Loan #3142, due in monthly installments of $15,938 of interest only at 12.75%
The principal balance is due in November 2004.  The Company owns 83.33% of this
loan.                                                                                     1,250,000         1,000,000

Loan #3143, due in monthly installments of $37,188 of interest only at 12.75%
The principal balance is due in November 2008.  The Company owns 61.43% of this
loan.                                                                                     2,150,000         2,150,000

Loan #3144, due in monthly installments of $64,547 of interest only at 12.75%
The principal balance is due in May 2005.  The Company owns 81.89% of this loan.          4,975,000         4,975,000

Loan #3146, due in monthly installments of $4,113 including principal and interest at 11.75% maturing in April 2009. The face amount of this loan is
$600,000.  The Company owns 100% of this loan.                                              599,059                --

Loan #3151, due in monthly installments of $7,500 of interest only at 9%.  The
principal balance is due in July 2009.  The Company owns 100% of this loan.               1,000,000                --

Loan #3152, due in monthly installments of $4,721 of interest only at 11%.  The
principal balance is due in July 2007.  The Company owns 100% of this loan.                 515,000                --

Loan #3153, due in monthly installments of $14,250 of interest only at 9%.  The
principal balance is due in July 2009.  The Company owns 100% of this loan.               1,900,000                --
                                                                                        -----------       -----------

      Total Loans Receivable                                                            $28,853,128       $28,495,649
                                                                                        ===========       ===========

                    Blended Gross Yield of Portfolio = 11.95%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended June 30, 2004 Compared to 2003

Net income increase of approximately $390,000 was primarily due to an increase in loan interest income of over $444,000, which resulted from an increase in the loan portfolio over the prior year. The increase in net income was partially offset by an increase in expenses of approximately $60,000.

Six Months Ended June 30, 2004 Compared to 2003

Net income increased by over $1,076,000 from 2003 to 2004. This increase is primarily due to the fact that the Company had no operations and was in its organizational stage during the first quarter of 2003 and also to an increase in the loan portfolio over the prior year. Revenue, consisting primarily of loan interest income, increased by approximately $1,244,000. The increase in net income was partially offset by an increase in expenses of over $168,000.

Financial Condition
-------------------

During the six months ending June 30, 2004, the Company sold, for Units at $10.00 each, $2,954,500 in member capital contributions, as compared to $11,060,405 in the same period of 2003. No units have been sold from April 1, 2004 to the present, as the Manager has suspended the public offering of the Company's units, pending selection by the Manager of appropriate mortgage loans for the Company's portfolio. Included in the $2,954,500 sold in the first six months of 2004 is $137,000 in deposits that were received in 2003, and accepted as contributions in the first quarter of 2004. As such, pending deposits of $137,000 were reserved for as of December 31, 2003. 27,183 and 61,173 Units valued at $10.00 each were issued during the three and six months ending June 30, 2004, respectively, under the Distribution Reinvestment Plan. As of June 30, 2004, a total of 3,654,024 Units were outstanding.

The Company originated and purchased loans approximating $4,680,000 and $10,755,000 during the six month periods ending June 30, 2004 and June 30, 2003, respectively. The interest rates of the loans acquired in the first six months of 2004 and 2003 range from 9% to 12.75% and 9.75% to 13.75%, respectively. Included in the loans acquired in the first two fiscal quarters of 2004 is a $250,000 investment in Loan #3142 which was purchased from the Manager.

During the six months ending June 30, 2004, borrowers paid off the following loans:

               Principal           Interest          Payoff
Loan Number     Amount               Rate           Month/Year
-----------    ---------           --------         ----------
3041           $236,238             12.75%           6/2004
3094           $280,966             12.75%           6/2004
3105           $295,664             11.25%           1/2004
3108           $265,000             11.75%           6/2004
3116           $723,684             12.75%           5/2004
3127           $625,000             11.75%           1/2004
3131           $310,000             12.00%           3/2004
3138           $565,000             12.00%           6/2004

Payoffs of loans are attributable to generally lower prevailing mortgage loan interest rates available in the marketplace, which have resulted in increases of cash of the Company, from approximately $4,419,800 as of December 31, 2003 to approximately $7,538,400 as of June 30, 2004. As a consequence, the Manager has suspended the public offering of the Company's units, pending selection by the Manager of appropriate mortgage loans for the Company's portfolio, using existing cash and the additional proceeds that would become available from the continued public offering.

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

As of June 30, 2004, the following loans were in default:

               Principal            Interest
Loan Number    Amount               Rate
-----------    ---------            --------
3064           $193,594             12.5%
3095           $243,282             12.5%
3107           $550,000             11.75%
3144           $4,975,000           12.75%

Loan #s 3064 and 3095 are to the same borrower and are secured by the same property located at 833 Bancroft Ave., Berkeley, CA. The Manager had advanced all payments when due to the Company. On July 9, 2004, the property was sold, and both loans were paid in full by the borrower, including late fees and default interest. Because the Manager had advanced the borrower payments, the Manager was reimbursed for the advanced payments and also received the late fees and default interest.

Loan #3107 is currently not performing and was scheduled for trustee/foreclosure sale on July 20, 2004. However, on July 16, 2004, the borrower filed for a reorganization under Chapter 11 of the Bankruptcy Code. The Manager believes that the loan is not impaired and that the borrower's Plan of Reorganization will result in a full repayment of the loan. Due to the loan being in default, the Manager has not reflected any accrued interest in the financial statements.

Loan #3144 is currently in foreclosure with the sale date scheduled for August 19, 2004. The Manager elected to file foreclosure when the borrower missed a principal payment due February 20, 2004. The Manager believes there is adequate equity to repay the loan including all back payments at the default interest rate plus pay all cost associated with the foreclosure. Due to the loan not performing, the Manager has not reflected any accrued interest in the financial statements.

The borrower of Loan #3143 paid only part of its payment due June 1, 2004. The Manager advanced the remainder of the June 1, 2004 payment, as well as the entire payment due July 1, 2004. Due to the loan not performing, the loan is considered to be in default as of July 1, 2004. The Manager believes the borrower will either bring the payments current prior to the sale date or the proceeds from a trustee/foreclosure sale will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection.

Compensation of the Manager and Affiliates By the Registrant
------------------------------------------------------------

The Manager, MFP Management LLC, earned compensation from the registrant for its services during the six month periods ending June 30, 2004 and June 30, 2003 in the amounts of $29,157 and $2,546, respectively, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.

Forward-Looking Statements
--------------------------

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

Item 3. CONTROLS AND PROCEDURES
-------------------------------

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

Pursuant to a Securities Act registration statement on Form SB-2, S.E.C. file number 333-98337, effective on March 13, 2003, as amended by post-effective amendment no.1 on April 2, 2004, the Company is engaged in a public offering of registered units of limited liability company interest, underwritten by Rice Pontes Capital, Inc. The number of units registered is 6,500,000, of which 5,000,000 are offered in the initial public offering and 1,500,000 have been reserved for possible issuance under the Company's Distribution Reinvestment Program. All units are offered at $10.00 per unit for an aggregate offering price of $65,000,000. As of June 30, 2004, the number of units sold and issued is 3,654,024, for an aggregate offering price of $36,540,240. There are 1,448,160 units remaining unsold in the initial public offering.

The total expenses of the offering, incurred for the account of the Company to June 30, 2004, were approximately $519,500. These expenses were paid directly by the Company or were reimbursed to Pontes Financial Group, Ltd., an affiliate of the Company.

The net proceeds to the Company after deducting the expenses of the offering to June 30, 2004, were approximately $36,020,740. The net proceeds of the offering are either invested in real estate mortgage loans or are invested in cash. As of June 30, 2004, approximately $38,095,600, including net proceeds from the offering and proceeds from loan payoffs, has been invested in real estate mortgage loans for the Company's loan portfolio. Due to payoffs and principal pay downs, the amount invested in real estate mortgage loans as of June 30, 2004 was $28,853,128. As of June 30, 2004, $7,538,373 was invested in cash, awaiting the Manager's selection of appropriate real estate mortgage loans for the Company's portfolio.

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

                                       YOSEMITE MORTGAGE FUND II, LLC

                                       By:  MFP Management LLC, Manager

Date: August 6, 2004                   By:  /s/  Steven M. Pontes
                                            ---------------------
                                            Steven M. Pontes, General Manager