Form 10KSB/A
period 2003-12-31
YOSEMITE MORTGAGE FUND II LLC
filed 2004-08-27
CIK 1169426

                                                             OMB APPROVAL
                                                       OMB Number:     3235-0420
                                                       Expires:   April 30, 2006
                                                       Estimated average burden
                                                       hours per response . 1646
                                                       -------------------------


                                  UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934


                 For the fiscal year ended December 31, 2003____________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________________ to _______________

              Commission file number 333-98337__________________________________


Yosemite Mortgage Fund II, LLC
--------------------------------------------------------------------------------
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

Issuer's telephone number (510) 452-9144
                          --------------------------------

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered

None
--------------------------------------------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

None
--------------------------------------------------------------------------------
                                (Title of class)
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


 PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
 SEC 2337 (12-03)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State issuer's revenues for its most recent fiscal year.  $1,254,199
                                                                --------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not Applicable

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

------------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         Certain exhibits filed with Registrant's Registration Statement No. 333-98337 are incorporated by reference into Part III.

         Exhibit Index at page 39.

         Transitional Small Business Disclosure Format (Check one):
Yes [X]; No [ ]

                                     PART I

         The Registrant, a Transitional Small Business Issuer, provides the following information required by Items 6-11 of Model B of Form 1-A, as well as the information required by Part II, Part F/S, and Part III, below. The captions of Items 6-11 are the following: Item 6. Description of Business, Item 7. Description of Property, Item 8. Directors, Executive Officers and Significant Employees, Item 9. Remuneration of Directors and Officers, Item 10. Secuirty Ownership of Management and Certain Securityholders, Item 11. Interest of Management and Others in Certain Transactions.

                                    BUSINESS

HISTORY AND ORGANIZATION

The Registrant was organized as a California limited liability company on March 19, 2001. (The Registrant will be referred to in this Form 10-SB as "the Company" or "we.") The Company's registration statement on Form SB-2 covering its public offering of 5,000,000 units of limited liability company interest became effective with the Securities and Exchange Commission on March 13, 2003. Other than organizational, planning and registration activities, we conducted no business until May 2003, at which time we first acquired mortgage loans for our portfolio, using the initial proceeds from our public offering. We registered 6,500,000 units, of which 5,000,000 are being offered in the initial public offering and 1,500,000 units are reserved for possible issuance under the Company's distribution reinvestment program.

Our Manager is MFP Management LLC, organized as a California limited liability company on May 4, 2001, and its sole Manager is Steven M. Pontes, who is the principal owner and Chief Executive Officer of Pontes Financial Group, Ltd., a California corporation organized in 1987 and a licensed California real estate broker corporation. All mortgage loans invested in by the Fund are originated by or through Pontes Financial Group, Ltd., which services those loans for the Fund and provides it with administrative services. The Manager assigns the fees that it is entitled to be paid by the Fund to Pontes Financial Group, Ltd.

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

We lend funds to such borrowers provided that they have sufficient equity in the underlying real estate and otherwise meet our lending criteria. In certain cases we may make mortgage loans which are riskier than the mortgage loans made by commercial banks. However, in return we anticipate receiving a higher interest rate and the Manager takes steps intended to mitigate the risks, such as imposing a lower loan to value ratio (thereby providing us with a bigger equity cushion if real estate values drop.)

We believe that by focusing on the value of the underlying real estate that serves as collateral on our mortgage loans, the Manager can expedite the loan approval process and approve loans to certain borrowers who might not qualify for loans from traditional mortgage lenders. The Manager will generally spend not more than 10 days assessing the character and credit history of our borrowers. Rather, the Manager focuses its underwriting review on the value of the collateral which secures our loan.

The mortgage loan business is highly competitive, and the Company competes with numerous established entities, some of which have significantly more financial resources and experience in the mortgage lending business than does Steven Pontes, Pontes Financial Group, Ltd. or the Manager. The principal competitors are Owens Mortgage Investment Fund, Bar K Mortgage Fund, the Redwood Mortgage Funds, Southern Pacific Thrift, Cascade Financial Corporation and Cushman Capital. The Company also has competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, other mortgage investment funds and lenders with objectives similar in whole or in part to those of the Company.

RESULTS OF OPERATIONS

Following our receipt from the escrow of the first $1,500,000 of proceeds from our public offering in May 2003 and until December 31, 2003, the Company received $32,563,899 in Member contributions from sales of our units in the public offering. As part of its initial plan of operation, the Company proposed to purchase approximately $31,583,000 of pre-existing mortgages, primarily from two private mortgage funds affiliated with our Manager. Due to early payoffs by borrowers of a portion of those pre-existing mortgages, the amount actually purchased was $22,650,493.

The pre-existing loans that we purchased, using proceeds from our initial public offering, are described in the table, Pre-Existing Loans Purchased as of 12/31/03, at page 26. The loans are all fixed interest rates, mostly commercial loans, with a few that are multi-residential or residential. The borrowers are a mix of developer entities and individuals.

In addition to the purchase of those pre-existing loans, the Company, as of December 31, 2003, had purchased newly originated mortgage loans in the total amount of $10,765,000. As of December 31, 2003, portfolio loans totaling $4,841,859 had been paid off by borrowers prior to their maturity. In addition, principal payments in the amount of $78,088 from amortized loans were also received in 2003. Early payoffs of loans are attributable to generally lower prevailing mortgage loan interest rates, which have resulted in increases of cash of the Company, from approximately $4,419,000 as of December 31, 2003 to $7,538,373 as of June 30, 2004.

The net income of the Company for the year 2003 was $1,074,256 on total revenues of $1,254,199. Total expenses for the period were $179,943.

The Company acquired or originated loans totaling $1,020,000 and $3,660,126 during the three and six month periods ending March 31 and June 30, 2004, respectively. The interest rate of these loans range from 9% to 11.75%.

During the quarter ending March 31, 2004, a mortgage loan investment in Loan Number 3142 in the amount of $250,000 was acquired from the Manager.

During the six months ending June 30, 2004, borrowers paid off the following loans prior to their maturity dates:

                        Principal            Interest    Payoff
         Loan Number    Amount               Rate        Month/Year
         -----------    ------               ----        ----------
         3041           $236,238             12.75%      6/2004
         3094           $280,966             12.75%      6/2004
         3105           $295,664             11.25%      1/2004
         3108           $265,000             11.75%      6/2004
         3116           $723,684             12.75%      5/2004
         3127           $625,000             11.75%      1/2004
         3131           $310,000             12.00%      3/2004
         3138           $565,000             12.00%      6/2004

As of June 30, 2004, the following loans were in default:

                                   Principal            Interest
                    Loan Number    Amount               Rate
                    -----------    ------               ----

                    3064           $193,594             12.5%
                    3095           $243,782             12.5%
                    3107           $550,000             11.75%
                    3144           $4,975,000           12.75%


Loans 3064 and 3095 are to the same borrower and are secured by the same property located at 833 Bancroft Ave, Berkeley, CA. The Manager advanced all payments when due to the Company. On July 9, 2004, the property was sold, and both loans were paid in full by the borrower, including late fees and default interest. The Manager was reimbursed for its advanced payments and also received the late fees and default interest.

Loan #3107 is currently in foreclosure with a sale date scheduled for July 20, 2004. The Manager believes there is adequate equity to repay the loan including all back payments at the default interest rate plus pay all cost associated with the foreclosure. Due to the loan being impaired, the Manager has not reflected any accrued interest in the financial statements.

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

The Manager earned compensation from the Company for its mortgage servicing fees during the six months ended June 30, 2004 in the amount of $29,157, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its affiliates for services or reimbursement of costs or expenses from the Company during the six months ended June 30, 2004.

OUR PUBLIC OFFERING

As of June 30, 2004 we have sold a total of 3,654,024 units at $10.00 per unit, for a total amount of $36,540,240. This includes 3,551,840 units sold in our initial public offering and 102,184 units issued under our Distribution Reinvestment Program. The net proceeds to the Company after deducting the expenses of the offering to June 30, 2004 were $36,020,740, which have been invested in mortgages or retained as cash. Due to payoffs and principal paydowns, the amount invested in real estate mortgage loans as of June 30, 2004 is $28,853,128, and $7,538,373 is held in cash. No units were sold in the initial public offering from April 1, 2004 to August 31, 2004, as the Manager suspended such sales pending availability and selection of mortgage loans suitable for the Fund's portfolio. We are permitted to continue the initial public offering of our units, of which 1,448,160 remain unsold, until March 13, 2005, which is two years from the original effective date of our SEC registration statement.

CURRENT ECONOMIC CONDITIONS

The Company's sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the loans are concentrated, results in a decline in the demand for real estate acquisition and development loans. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company's lending rates are not directly tied to the Federal Reserve Board's discount rate, a sustained and widespread decline in interest rates impacts the interest rates the Company is able to obtain on loans. Since the Company's loans generally do not have prepayment penalties, declining interest rates may motivate borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

In general, mortgage interest rates continued to fall slightly during 2003. This was partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a continuing poor economy and low threat of inflation. During 2003 many lenders tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would normally provide the Company with additional lending opportunities at above-market rates. However, as a result of the poor economy, there have been fewer transactions in the marketplace, which has reduced the number of lending opportunities to the Company.

With the exception of the reinvestment of distributions, the Fund has been closed to new investments since April 1, 2004. The Fund has remained closed during this time because there have not been enough suitable mortgage investments for the Fund to invest in to allow it to remain fully invested in loans. Remaining closed to new investments reduces the Company's excess cash that would have to be invested in available lower yielding investments, which could have the effect of decreasing the yield paid to existing members.

In June 2004, the Federal Reserve Board increased the discount rate by 1/4%. As of the date of this Form 10-SB, it is not known whether further increases will occur in the near future. There are a number of continuing signs, however, that the economy in general is improving, which normally generates increased transactions in the real estate marketplace, including demand for loans. The Manager intends to reopen the Fund for investors on or about September 1, 2004.

TWELVE MONTH PLAN OF OPERATIONS

During the 12 months from January 1, 2004, the Manager and its affiliate, Pontes Financial Group, Ltd., will be seeking to originate mortgage loans for our investment portfolio and will also assist us by obtaining, processing and managing those loans for us. The number of loans in which we invest will depend upon our available cash, additional gross proceeds raised in our offering, as well as the availability of suitable loans for our investment portfolio.

We do not anticipate hiring any employees, acquiring any fixed assets such as office equipment or furniture, or incurring material office expenses during the next 12 months because we will be utilizing the personnel and office equipment of Pontes Financial Group, Ltd., at no charge to us. Under our operating agreement the Manager is entitled to receive a flat, annual management fee of up to 0.75% of the aggregate capital contributions of our Members and an annual loan servicing fee of up to 0.25% of the outstanding principal amount of the mortgages in our portfolio that are serviced by the Manager or Pontes Financial Group, Ltd. The Manager has waived the management fee for the year 2003 and the first quarter of 2004 and expects to waive it for the entire year 2004. It has assigned the loan servicing fee to Pontes Financial Group, Ltd.

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

INVESTMENT OBJECTIVES AND POLICIES

As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy, and we rely primarily on loan to value ratios. Because of our increased willingness to fund riskier loan types and borrowers, borrowers have been willing to pay us an interest rate that is 3-5 points above the rates charged by conventional lenders.

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

We cannot assure that we will achieve these objectives or that investors' capital will not decrease. The Manager may change the overall investment strategy, subject to the fiduciary obligations that it owes to all members. However, the Manager may not change the investment objectives above, except upon majority approval of the Members. The Manager has no authority to do anything that would impair our ability to carry on our ordinary business as a mortgage investor.

LOAN ACQUISITION AND INVESTMENT POLICIES

We will seek to invest substantially all of our offering proceeds and distribution reinvestments in mortgage loans, after paying applicable fees and expenses. Of the offering proceeds, we expect to invest at least 95% in mortgage loans if the maximum offering is sold, not including approximately 3% that will be held as a working capital cash reserve.

The majority of our collateral on our mortgage loans will be the real property that the borrower currently owns. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest will have been made to real estate developers, with a lesser proportion of loans involving land loans and bridge financing.

We will not give any rebates or enter into any reciprocal agreement with the Manager or any of its affiliates that enables the Manager or its affiliates to receive a rebate. Our mortgage investments are not insured or guaranteed by any government agency.

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

When selecting mortgage loans for us, the Manager will adhere to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Mortgages. We anticipate investing up to 60% of our assets in secured first mortgages, with the balance primarily in second mortgages. With rare exceptions, other mortgages that we invest in on the security property will not be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in at this time are second mortgages, although in the future we may invest in wraparound, or all-inclusive, mortgages, which may be more junior than second mortgages.

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

3. Terms of Mortgage Loans. Most of our loans will be for one to five years. We anticipate that up to 90% of our loans will provide for payments of interest only, with a balloon payment of principal payable in full at the end of the term.

4. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

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

5. Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including the Manager, for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses, but without the allowance of any other compensation for the loans. Except for the compensation paid to the Manager described elsewhere in this prospectus, any affiliate from which we purchase mortgage loans will remit to us all income it earns from the mortgage loan while the loan is in its portfolio.

6. Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios. For mortgage loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal which was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

7. Participation. We may also participate in loans with other lenders, including affiliates as permitted by The Mortgage Program Guidelines of the North American Securities Administrators Association (NASAA Guidelines), by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We would be likely to participate in loans if, for example:

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

8. Diversification. No single mortgage loan will exceed 20% of our anticipated capital contributions. Additionally, mortgage loans in favor of any one borrower or any one property, in the aggregate, will not exceed 20% of the capital to be raised.

9. Reserve Fund. We will establish contingency working capital reserves of approximately 3% of the gross proceeds of this Offering to cover our unexpected cash needs.

10. Credit Evaluations. Before making a loan, the Manager must first determine that a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. The Manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

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

TYPES OF LOANS WE INTEND TO INVEST IN

We primarily invest in loans which will be secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans, as follows.

         o        COMMERCIAL PROPERTY LOANS

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

         o        CONSTRUCTION MORTGAGE LOANS

We anticipate that we will invest in construction loans other than home improvement loans on residential property, subject to the following guidelines:

We do not anticipate that the loan-to-value ratio on construction loans in which we invest will exceed 70% of the independently appraised, completed value of the security property. This serves to mitigate the risk of these loans that a borrower-developer may not be able to complete the project on the securing property.

         o        MULTI-RESIDENTIAL LOANS

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

         o        ACQUISITION AND DEVELOPMENT LOANS

We expect that approximately 15 to 20% of the loans invested in by us may be acquisition and development loans. The types of properties securing such loans may be raw land, unimproved land with off-site improvements, and existing properties deemed appropriate for renovation and re-use renovations. The loans provide borrowers with the funds necessary to plan, execute, and complete the development, construction, and renovation plans. We will generally invest in these loans up to 70% of the appraised value of the property; by doing so, the Manager seeks to mitigate the risk of non-development of the property.

         o        RESIDENTIAL LOANS

The Fund will not as a general rule pursue single-family residential loans; however, in many cases the Fund will endeavor to obtain such properties as additional collateral for other type loans. In some instances they will be the primary collateral. The Fund may invest in these loans secured by single-family residences up to 70% of the appraised value.

         o        COLLATERAL

The types of collateral that normally will secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.

         o        FIRST MORTGAGE LOANS

Loans invested in by us that are secured by a first deed of trust on real property give us rights as a first mortgage lender on the collateralized property.

         o        SECOND AND WRAPAROUND MORTGAGE LOANS

Up to 60% of the loans invested in by us may be in second mortgage loans and in wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. The increased risk carried by other than first mortgage loans is sought to be mitigated by the Manager by maintaining a loan to value of 70% or less.

         o        THIRD MORTGAGE LOANS

On rare occasions, we may invest in a loan that is subject to the rights of the first and second lender.

         o        INTEREST-ONLY LOANS WITH BALLOON PAYMENTS AT MATURITY

Balloon payment loans carry the risk that the borrower may not be able to make the balloon payment when due at the end of the loan. The Manager seeks to mitigate this risk by emphasis on adequate value of the securing property.

         o        LEASEHOLD INTEREST

Loans on leasehold interests are secured by an agreement of the borrower's leasehold interest in the particular real property. Leasehold interest loans are usually combined with first or second mortgage loans secured by additional collateral to mitigate the risk from leasehold interest-only loans.

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

INTEREST RATE CAPS

Our variable rate loans usually have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2-4% above the initial rate with a floor rate equal to the start rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

BORROWING

We may borrow money:

         o        to finance our investments in mortgage loans,

         o to prevent a default under mortgage loans that are senior to our mortgage loans,

         o to discharge senior mortgage loans if this becomes necessary to protect our investment in mortgage loans, or

         o to operate or develop a property that we acquired under a defaulted loan.

At no time will our indebtedness exceed 70% of the fair market value of our mortgage loans. This indebtedness may be with recourse to our assets. As of the date of this Form 10-SB, we have not created any indebtedness and have no plan to do so at this time.

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

NO TRUST OR INVESTMENT COMPANY ACTIVITIES

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We believe that we conduct our business so that we are not an investment company within the meaning of the Investment Company Act of 1940, which provides an exemption from registration and regulation to us and companies like us that operate real estate and mortgage investment funds and that do not redeem their outstanding securities at net asset value. We do, however, repurchase limited amounts of our units from our members under certain circumstances. See page 44, Repurchase of Units, Withdrawal From the Fund.

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

Should the Manager not adhere to these regulations, it or the Company could face potential disciplinary or other civil action that could have a material adverse effect on our business. The Manager believes that these regulations are being complied with. The indemnification provisions described in Item 5 Part II of this Form 10-SB, which allow the Manager to obtain repayment of its liabilities and costs from the Fund that it incurs on the Fund's behalf in limited circumstances, do not allow any such indemnification where the Manager's damages result from its negligence or misconduct.

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

                                                      PRE-EXISTING LOANS PURCHASED AS OF 12/31/03

                                                                                                                 ORIGINAL
  LOAN                                            DATE                                          LOAN              LOAN      PURCHASE
 NUMBER BORROWER             PROPERTY LOCATION   ORIG(a)  LTV(b)  INT(c)  MAT. DATE(d)  PT(e)  TYPE(f) SP(g)     AMOUNT     PRICE(h)
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

                                                                                                                          22,650,492
                                                                                                                          ----------

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

                                   MANAGEMENT

OUR MANAGEMENT

Steven M. Pontes, age 49, is the sole manager of MFP Management, LLC, a California limited liability company organized on May 31, 2001 for the primary purpose of acting as the Manager of the Fund. Mr. Pontes has been the chief executive officer and principal owner of Pontes Financial, Group, Ltd., a financial services firm and a California licensed real estate broker corporation, since it was founded in 1987. Mr. Pontes also founded PFG Investment Services, Inc. in 1996, which registered with the SEC as an investment adviser on March 22,2001. Mr. Pontes has been a director of that company since its founding, but he does not participate in the day-to-day conduct of its business. He holds a life and disability insurance agent license from the California Department of Insurance.

Pontes Financial Group, Ltd. and PFG Investment Services, Inc. provide financial advisory and investment management services to individuals, families, corporations and other institutions. Their offices are in a seven-story downtown Oakland office building owned by Real Estate Recovery Associates-13th Street, LLC, an affiliate of Mr. Pontes, and together they employ approximately ten people. There is no lease or other agreement for the office space. Among the business activities of Pontes Financial Group, Ltd. is twenty years in real estate mortgage lending. During that period, they and their clients have participated in placing and investing in more than $150 million in real estate secured loans in California. As part of these investments, Mr. Pontes and Pontes Financial Group, Ltd. have sponsored and managed several private mortgage lending limited partnerships and limited liability companies in California. For more information, see this prospectus under Management - Prior Experience on page 29.

Mr. Pontes devotes more than 40% of his full working time and efforts to management activities for Yosemite Mortgage Fund II, LLC. Loss of Mr. Pontes' services would require that, if the other owners of MFP Management LLC, our Manager, do not replace Mr. Pontes, the Company would be required to either designate a successor manager, requiring a majority vote of the Members (see page 41, Voting and Other Rights of Members), or liquidate and dissolve the Fund.


CHART OF INTERRELATIONSHIPS AMONG AFFILIATES OF MANAGER

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

THE MANAGER'S ROLE

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

The Manager is required to maintain a minimum financial net worth of $1,000,000, in accordance with a provision in our operating agreement. As of December 31, 2003, the financial net worth of the Manager is $1,025,990.

The Manager will cease to be our manager upon its removal, withdrawal or dissolution, or if it is found to be bankrupt. A majority, excluding the Manager's interest, can remove MFP Management, LLC as our Manager upon the following conditions:

         o if the members have not previously elected an additional Manager, the removal will not become effective for at least 120 days following the consent or authorizing vote by the majority;

         o during the 120 days set forth above, a majority can agree in writing to continue our business and, within six months following the termination date of the last remaining Manager, elect and admit a new Manager who agrees to continue our existence; and

         o the substitution of a new manager shall be effective when the new manager accepts in writing the duties and responsibilities of a manager.

By majority vote, we may terminate the Manager's interest in the Fund by paying an amount equal to the then-present fair market value of its interest in the Fund, which would be its outstanding capital account at such time. The Manager presently holds no capital account in the Fund, although Pontes Financial Group, Ltd., as the initial Member, has made a $1,000.00 capital contribution to the Fund. All payments to a terminated Manager must be fair and must protect our solvency and liquidity.

If a majority does not designate and admit a new manager within the time specified, we will dissolve. The Manager may assign its interest, if any, in the Fund, but our Manager may not be changed except as set forth above.

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

PRIOR EXPERIENCE

Pontes Financial Group, Ltd. is licensed in California as a real estate broker corporation, and Steven M. Pontes is the corporation's licensed broker and designated officer with the California Department of Real Estate. The Department of Real Estate monitors the mortgage lending activities of the corporation and Mr. Pontes, and they are subject to on-site examinations and record maintenance and report filing requirements. The mortgage lending activities that they conduct for the Fund are subject to those same requirements.

Pontes Financial Group, Ltd. and Mr. Pontes have been engaged in the real estate-backed lending business in Northern California since 1987. During that time, they have originated and serviced approximately $150,000,000 of real estate mortgage loans. These loans were either sold to individual investors directly or to four non-public mortgage investment funds, sponsored by Pontes Financial Group, Ltd. or Mr. Pontes since 1992. These investment funds are described below and in Tables I, II, IIIa, IIIb and IV that follow.

Pontes Financial Group, Ltd. obtains borrowers through the loan brokerage and banking community, advertisement, repeat business and referrals. Upon obtaining a request for a loan, Pontes Financial Group, Ltd. processes the application by

         o        ordering and reviewing a property title search;

         o        inspecting the property;

         o conducting its own appraisal, at times obtaining an independent appraisal which is always reviewed for reasonableness (all loans to be acquired by the Fund have an independent appraisal); and

         o performing credit-worthiness and character evaluations through borrower interviews, credit reports and review of borrower's financial data.

The primary focus of Pontes Financial Group, Ltd. and Steven Pontes in their choice of loans has been and will continue to be on their assessment of market value of the real property securing the loan. In addition to their own and third party appraisals, they base their valuations on current economic and business conditions, as well as possible future negative conditions. Various assumptions of future conditions are projected on each property before the loan commitment is made.

In addition to appraising the value of the underlying property, Pontes Financial Group, Ltd. and Mr. Pontes assess the character and reliability of the applicant borrower by reviewing available financial records and seeking other information about the borrower's background and track record, both personal and professional.

Beginning in 1992, Mr. Pontes offered to California investors participating interests in a California limited partnership of which he was the general partner. In 1993 and 1995, the second and third of similar mortgage investment fund limited partnerships were started. In 1996, a fourth similar fund was started as a California limited liability company, with Pontes Financial Group, Ltd. as its manager. The first two of these funds ceased doing business, in accordance with their original plans, and made liquidating distributions to their limited partners in 1996 and 2000, respectively. The third and fourth funds, PFG, Ltd. Sterling 1995 Mortgage Fund and Yosemite Mortgage Fund, LLC, liquidated and dissolved as of December 31, 2003.

These four mortgage investment funds raised a combined total of about $32,000,000 from about 300 investors, many of whom invested in more than one of the funds. The funds themselves were invested in a combined total of 98 loans in the amount of about $61,340,077, including amounts invested in new loans from the capital proceeds from matured or early pay-off of existing loans.

The investment objectives of the four funds were the same as ours - to generate above average yields from investing in mortgages and managing expenses in order to pass through in excess of 95% of gross income to their investors. As shown in the tables below, the four funds consistently earned in excess of 10% per annum after all expenses and distributed those earnings to their investors. There is no assurance that we will achieve similar results.

Pontes Financial Group, Ltd. and its affiliates have obtained their compensation primarily from the origination, processing and servicing fees charged and paid by borrowers. These fees have ranged between three and six percent of the loan amount and an annual servicing fee of usually three quarters of one percent.

About 95% of the loans invested in by the prior four mortgage investment funds were secured by properties located in California, and the rest were in Nevada and Oregon. In 1991 California experienced a general economic downturn that caused erosion in real estate values, lasting through 1996. Factors causing this were the 1989 Loma Prieta earthquake, the September 1991 Oakland hills fire, several military base closings and drastic cuts in the aerospace and defense spending arenas. Despite these negative factors, no losses of principal were experienced on any of the mortgage loans held by the four prior mortgage funds. Before 1991, one loan originated by Mr. Pontes went into foreclosure with resulting loss of some of the principal amount.

In the last three years Yosemite Mortgage Fund, LLC invested $23,366,949 in 34 loans totaling $35,514,449. The breakdown is as follows:

                       ------------------------------- -----------
                       Commercial                      88.25%
                       ------------------------------- -----------
                       Residential                     11.75%
                       ------------------------------- -----------

In the same three-year period, PFG, Ltd. Sterling 1995 Mortgage Fund invested $5,520,000 in 13 loans totaling $9,530,000. The breakdown is as follows:

                       ------------------------------- -----------
                       Commercial                      55.34%
                       ------------------------------- -----------
                       Residential                     44.66%
                       ------------------------------- -----------

                    COMPENSATION TO THE MANAGER AND AFFILIATE

ORGANIZATION AND OFFERING STAGE

Pontes Financial Group, Ltd advanced or paid all of our expenses incurred through December 31, 2003 in connection with our organization and the planning and preparation for this offering. These expenses included accounting and legal fees, registration fees with the SEC, and filing fees with the National Association of Securities Dealers, Inc. and the states in which we have filed to register our units for offer and sale. There are also printing, reproduction and mailing costs for the prospectus to be used in the offering. As of December 31, 2003, the total of these expenses was $507,648, which we have repaid to Pontes Financial Group, Ltd. in full. Pontes Financial Group, Ltd. contributed capital in the amount of $1,000 as the Initial Member of the Company, for which it received 100 units at $10.00 per unit. It owns no other units of record or beneficially. Neither the Manager or Steven Pontes directly owns units of the Company.

PUBLIC OFFERING EXPENSES

We anticipate additional offering expenses during 2004 to include the following approximate amounts, which also may be advanced by Pontes Financial Group, Ltd. and reimbursed to it:

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


PAID BY US

o        Annual Management Fee                                    Up to 0.75% of our aggregate capital contributions, paid
                                                                  monthly in arrears. The Manager may in its discretion waive all or a part of the management fee to the extent it deems appropriate to do so. It has waived this fee for the year 2003 and the first two quarters of 2004. The maximum such fee that was otherwise payable to the Manager for the year 2003 was
                                                                  $239,460. In making such an assessment, the Manager will


                                                                  review our performance and the impact of the fees on our
                                                                  performance. The Manager assigns this fee to Pontes Financial
                                                                  Group, Ltd. for its services to the Fund, which will consist of all administrative services for our operation, including servicing the mortgage loans we hold. No portion of this fee will be used to reimburse Pontes Financial Group, Ltd. for any selling commissions that it pays in the offering of our units.

o        Promotional Interest                                     An annual, non-cumulative payment of up to 25% of our cash available for distribution to members that for each year
                                                                  exceeds 12% of members' payment for their units. No
                                                                  promotional interest has been earned to date.

o        Service Fee for Administering Loans                      Up to 0.25% of the principal amount of each loan serviced, which the Manager assigns to Pontes Financial Group, Ltd. The amount of this fee, which was paid by us to Pontes Financial
                                                                  Group, Ltd., was $32,581 for the year 2003.

o        Property Management Fee                                  If the Manager or an affiliate manages property obtained by the Fund from foreclosure of any loan, fees shall be the
                                                                  lesser of competitive fees or 5% of revenues from residential property; 6% of revenues from commercial properties where the
                                                                  Manager or its affiliate performs leasing-type services or 3%
                                                                  if not; 1% from 10-year or longer leases of commercial
                                                                  property, plus a one-time initial leasing fee of 3% of such lease revenues, payable over the first 5 years of the lease.
                                                                  No portion of this fee will be used to reimburse Pontes
                                                                  Financial Group, Ltd. for any selling commissions that it pays in the offering of our units. There have been no such fees earned or paid to date.

o        Competitive Real Estate Commission to Pontes Financial   The total compensation paid to all persons for the sale of
         Group, Ltd. for Resales of Foreclosed Property           property held by us as a result of foreclosure shall be
                                                                  limited to a competitive real estate brokerage commission not to exceed six percent (6%) of the contract price for the sale of the property. Pontes Financial Group, Ltd. shall be
                                                                  entitled to receive up to 1/2 or a maximum of 3% of such
                                                                  commission where it substantially contributed to the sale, but only if the members of the Fund have been paid their capital contributions in the form of distributions of income from the
                                                                  Fund that are cumulatively equal to their capital
                                                                  contributions, plus an amount that is at least 6% of their capital contributions per year cumulatively. No foreclosed property will be sold to the Manager or any of its affiliates.
                                                                  There have been no such fees earned or paid to date.

The Manager will make arrangements with the respective borrowers for payment to it of fees owing from those borrowers. The Manager anticipates that borrowers will pay its compensation out of the proceeds of loans or upon closing the relevant transaction. For loan servicing fees, the Manager will receive these fees monthly in arrears along with the payments it receives on loans that we have acquired.

The Manager may, in its sole discretion, share with us the loan placement fees it receives from borrowers. The Manager is under no obligation to share its placement fees and investors should not assume that any placement fees will be shared with the Fund.

                              CONFLICTS OF INTEREST

The relationships among us, the Manager and other affiliates of Steven M. Pontes will result in various conflicts of interest. Pontes Financial Group, Ltd. and its affiliates are engaged in business activities involving real estate lending, and they anticipate engaging in similar activities in the future that could be competitive with us. The Manager will exercise its fiduciary duties to us and to you in a manner it believes will preserve and protect your rights as a member. Additionally, our operating agreement contains provisions that limit our ability to enter into transactions with the Manager and its affiliates.

We expect to purchase mortgage loans from Pontes Financial Group, Ltd. if they were acquired by it for the purpose of facilitating our acquisition of such loans. Pontes Financial Group, Ltd. must sell such loans to us for a price no greater than the lesser of Pontes Financial Group, Ltd.'s cost, excluding certain service fees and compensation, or the fair market value of such loans. However, we will not sell our mortgage loans to the Manager, Pontes Financial Group, Ltd. or any of its affiliates, nor acquire mortgage loans from, or sell mortgages to, a program in which one of them has an interest, except as permitted under our operating agreement.

We may participate in mortgage loans with publicly registered affiliates if the investment objectives of the participants are substantially identical, there are no duplicate fees, the sponsors receive substantially identical compensation, the investment of each participant is on substantially the same terms, and the participants have a right of first refusal with regard to the sale of any participant's interest in such loans. In addition, we will not participate in mortgage loans with non-publicly registered affiliates, except as permitted under the NASAA Guidelines. The Manager and Pontes Financial Group, Ltd. do not presently contemplate organizing or operating publicly registered affiliates of the Fund.

The numbered paragraphs below describe material conflicts of interest that may arise in the course of the Manager's management and operation of our business. The list of potential conflicts of interest reflects our knowledge of the existing or potential conflicts of interest as of the date of this prospectus. We cannot assure you that no additional conflicts of interest will arise in the future.

         1. Payment of Fees and Expenses. Pontes Financial Group, Ltd. will receive substantial fees and expenses from the proceeds of the Offering and our ongoing operations, including:

o        Paid by Borrowers:

         o loan placement fees of 3% to 6% of each loan for brokerage, selection and processing

         o        loan servicing fees of 1/2% of each loan

         o loan extension or modification fees of 3% to 6% of each loan extended or modified

o        Paid by Us:

         o        annual management fee,

         o        loan serving fees of 1/4% of each loan,

         o        subordinated promotional interest, and

         o subordinated real estate brokerage commissions payable upon the resale of foreclosed properties.

All management fees and the 1/4% loan servicing fees charged to us will be payable even if we are not profitable or the particular transaction causes us to incur a loss. During the first twelve months of loans, the aggregate percentages of each of our loans that it is anticipated will be paid to Pontes Financial Group, Ltd. by borrowers and by us is from 3.75% to 6.75%. Annual loan servicing fees beyond the first year will increase these percentages. We will pay an annual management fee to Pontes Financial Group, Ltd., an Affiliate of the Manager, of up to 0.75% of the aggregate capital contributions to the Fund. Pontes Financial Group, Ltd. will pay and will not be reimbursed by us for any general or administrative overhead expenses it incurs in connection with managing the operation of the Fund even if such amounts exceed its annual management fee. However, Pontes Financial Group, Ltd. may be reimbursed for expenses paid to non-affiliates on our behalf. We anticipate such expenses will consist of legal, accounting, tax preparation fees and other customary operational expenses. Such amounts will be paid from available cash. In the event available cash is inadequate to cover such expenses, Pontes Financial Group, Ltd. shall advance such expenses on our behalf and will be repaid for such advances when there are adequate funds in the cash reserve.

         2. Purchase of Mortgage Notes from Pontes Financial Group, Ltd. We will acquire our mortgage loans from or through Pontes Financial Group, Ltd.. Pontes Financial Group, Ltd. is in the business of obtaining, processing, making, brokering and selling, and managing and servicing mortgage loans. All our mortgage loans purchased from Pontes Financial Group, Ltd. will be at prices no higher than the lesser of the cost of the mortgage loan to Pontes Financial Group, Ltd. or the then current market value of the mortgage loan. Steven Pontes, General Manager of our Manager, makes all decisions concerning the mortgage loans in which we will invest or purchase. Because the Manager's fees are generated by the volume of the mortgage loans we purchase, the Manager will face a conflict of interest in determining whether a loan not squarely within our investment guidelines is appropriate for our loan portfolio.

         3. Non-Arm's Length Agreements. Our agreements and arrangements for compensating the Manager are not the result of arm's-length negotiations.

Pontes Financial Group, Ltd. believes it has sufficient staff to be capable of discharging its responsibility to us and to all other entities to which it or its officers or affiliates are responsible. However, if there are times when we and the other businesses are handling a high volume of loans, a conflict will arise as to which company's loan processing to complete first.

         4. Competition between the Fund, the Manager and Pontes Financial Group, Ltd. The Manager anticipates that it or its affiliates will engage in businesses which are or may be competitive with ours or which have the same management as we do. To the extent that these other entities with similar investment objectives have funds available for investment when we do and a potentially suitable investment has been offered to us or one of these programs, conflicts of interest will arise as to which entity should acquire the investment.

If any conflict arises between us and any affiliate of Pontes Financial Group, Ltd., as to whether the Fund or another entity will have the right to invest in a particular mortgage loan or other investment, the Manager will make the determination largely based on a review of the respective loan portfolios. The Manager will also base the decision on factors such as the amount of funds available for investment, yield, portfolio diversification, type and location of the property on which Pontes Financial Group, Ltd. will make the mortgage loan, and proposed loan or other transaction terms.

The Manager is subject to a fiduciary duty to deal fairly with us and our members. Subject to this fiduciary duty, neither the Manager nor its affiliates will be obligated to present to us any particular investment opportunity that comes to their attention, even if the opportunity is of a character that might be suitable for us.

         5. Lack of Separate Representation. We are represented by the same legal counsel as the Manager and its affiliates, and we anticipate that this multiple representation by our attorneys will continue in the future. If a dispute arises between us and the Manager or any of its affiliates, the Manager or the affiliate will either obtain separate counsel or facilitate our retaining separate counsel for such matters. However, we do not anticipate obtaining separate counsel should there be a need in the future to negotiate or prepare contracts or other agreements between us and the Manager for services including those contemplated by this prospectus, and as a result these agreements will not reflect arm's length bargaining.

         6. Rights of Affiliates. The Manager, Pontes Financial Group, Ltd. and any other affiliate may acquire, own, hold and dispose of units for its individual account and may exercise all rights of a member, except for voting rights with respect to the Manager, to the same extent and in the same manner as if he were not an affiliate of ours.

         7. We May Co-Invest in Mortgages Acquired by the Manager. If the Manager determines that an entire loan is not suitable for our loan portfolio, we may co-invest in the loan with the Manager, Pontes Financial Group, Ltd. or an affiliate. If we co-invest in a loan with the Manager, Pontes Financial Group, Ltd. or an affiliate, our investment will be on substantially the same terms as those of that other person. A conflict of interest may arise between us and the Manager or its affiliate if the borrower defaults on the loan and each of us seeks to protect our interests in the loan and in the security property. Also, we will have no written or oral agreement or understanding with the co-investor concerning our relative priority when a borrower defaults; as a result, you must rely on the Manager to act in accordance with its fiduciary duty under the operating agreement to protect your interest.

                       GENERAL INFORMATION AS TO PROMOTERS

The Manager, Steven M. Pontes, its General Manager, and Pontes Financial Group, Ltd. are the promoters of the Fund. Mr. Pontes owns the controlling interest in Pontes Financial Group, Ltd.

                            FIDUCIARY RESPONSIBILITY

MFP Management, LLC, our Manager, is a fiduciary for you and the Fund. As a fiduciary, the Manager must exercise good faith and integrity when handling our affairs. The Manager must not take advantage of us, and must make full disclosure of any conflicts of interest or benefit to it in its dealings with us. As set forth in the operating agreement, the Manager has fiduciary responsibility for the safekeeping and use of all of our funds and assets and the Manager will not use, or permit another to use our funds or assets in any manner except for our exclusive benefit. The Manager will not allow our assets to be commingled with its assets or the assets of any other person or company. The Manager and its affiliates may engage in activities similar to or identical with our business, but the Manager must devote sufficient time to our business as it determines, in good faith, to be reasonably necessary. Pontes Financial Group, Ltd., an affiliate of the Manager, is also the manager of other non-publicly traded mortgage funds and it may act for its own account as a real estate broker. In connection with this activity, it brokers, arranges and services mortgage loans for investors that it obtains in the ordinary course of its brokerage business, including by way of seminars, general solicitations and referrals. When it acts in those capacities, it has a fiduciary duty to each as set forth in the respective organizational documents and under applicable law, and is bound to treat each fairly and with appropriate access to investment opportunities.

Additionally, the Manager could change our investment guidelines when a reasonably prudent person would do likewise, subject to its fiduciary duties to our members. However, the Manager can only change our investment objectives upon approval of a majority of our members.

The above described fiduciary duty is both contractual, arising by virtue of our operating agreement, and imposed by California limited liability company law.

You have the following legal rights and remedies concerning the Manager and the conduct of our operations:

         o you may bring individual actions on behalf of yourself or class actions on behalf of yourself and other members to enforce your rights under our operating agreement and California limited liability company law, including for breaches by the Manager of its fiduciary duty;

         o a majority of our members may remove MFP Management, LLC as our Manager, as described elsewhere in this prospectus;

         o you may bring actions on our behalf for claims we might have as derivative actions, if the Manager refuses to bring suit; and

         o you may bring actions under federal or state securities laws, either individually or as part of a class of members, if the Manager has violated those laws in connection with the offer and sale, or repurchase of units.

This is a rapidly changing and developing area of law. If you have questions concerning the fiduciary duties of MFP Management, LLC in its role as our Manager, you should consult with your own legal counsel.

INDEMNIFICATION

We may indemnify the Manager or hold it harmless under certain circumstances. We will not indemnify the Manager or any of its affiliates, agents, attorneys, nor any person acting as securities broker or dealer for any loss or liability suffered by the Fund, unless all of the following conditions are met:

         o the Manager has determined in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Fund;

         o the Manager was acting on behalf of or performing services for the Fund;

         o such liability or loss was not the result of negligence or misconduct by the Manager; and

         o such indemnification or agreement to hold harmless is recoverable only out of the assets of the Fund and not from the members.

Notwithstanding the statements regarding indemnification in the preceding paragraph, we will not indemnify the Manager or any of its affiliates, agents, or attorneys, nor any person acting as securities broker or dealer for the units from any liability, loss or damage incurred by them arising due to an alleged violation of federal or state securities laws unless:

         o there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the particular party;

         o the claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the particular party; or

         o a court of competent jurisdiction approves a settlement of the claims against the particular party and finds that indemnification of the settlement and related costs should be made.

Before seeking a court approval for indemnification, the party seeking indemnification must apprise the court of the position of the Securities and Exchange Commission concerning indemnification for securities violations, which is that indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable.

We will not purchase any insurance that protects a party from any liability for which we could not indemnify that party.

We will advance funds to the Manager or its affiliates for legal expenses and other costs incurred as a result of any legal action if the following conditions are satisfied:

         o the legal action relates to acts or omissions with respect to the performance of duties or services on our behalf;

         o the legal action is initiated by a third party who is not a member, or the action is initiated by a member and a court specifically approves such advancement; and

         o the Manager or its affiliates undertake to repay the advanced funds to us in the event the Manager or its affiliates is not entitled to indemnification.

   SUMMARY OF OPERATING AGREEMENT, RIGHTS OF MEMBERS AND DESCRIPTION OF UNITS

This is a summary of our operating agreement and does not contain all the information that may be important to you. Furthermore, you will be bound by the operating agreement by purchasing your units. Consequently, you should read carefully both this prospectus and the operating agreement, which is attached as Exhibit A to this prospectus.

YOUR STATUS

Our acceptance of your subscription agreement is effective when the Manager countersigns it on our behalf. Subscriptions will be accepted or rejected no sooner than 5 business days after the date of the subscription agreements and within 30 days of their receipt. If we reject your subscription agreement, your funds will be returned to you within 10 business days. If we accept your subscription and payment for units, you will receive units in, and be a member of, the Fund within 5 business days after we accept your subscription. We will promptly send you a confirmation of the number of units you have acquired. This will be evidence that you are a member of the Fund. As a member, you have the rights that are outlined in this prospectus.

LIMITED LIABILITY OF MEMBERS

The California statute under which the Fund has been formed provides that members are not personally liable for the obligations of their limited liability company. The operating agreement also provides that every written agreement entered into by us is not enforceable against our members personally.

TERM OF THE FUND

The Fund will cease operating on December 31, 2021 and commence an orderly liquidation of its assets. Before then, the members may vote by a majority to extend its life or to dissolve it sooner. Additionally, we may dissolve earlier if the Manager ceases serving as the Manager and the members cannot agree on a new Manager within six months.

MEETINGS

Either the Manager or members owning capital accounts with at least 10% of the amounts in all capital accounts may call meetings of the members. The Manager has informed us that it has no present intention of calling any meetings of the members. Any voting by the members is anticipated to be by written consent.

VOTING AND OTHER RIGHTS OF MEMBERS

The Manager may amend the operating agreement without your consent to

         o        remedy any ambiguity or formal defect or omission,

         o        conform it to applicable laws and regulations, and

         o make any change which, in the judgment of the Manager, is not to the prejudice of the members.

We require the vote or consent of a majority of members (excluding the Manager or its affiliates) to do any of the following:

         o amend the operating agreement, except in the instances mentioned above,

         o        dissolve the Fund and wind up our business,

         o        add or remove a Manager,

         o        cause us to merge with another company, and

         o        approve or disapprove the sale of more than 50% of our assets.

You may inspect certain of our books and records at our principal office during our regular business hours. We also maintain a copy of each appraisal for the security property where we have invested in a mortgage loan at our principal office for at least six years after the last date that we held the related mortgage. You may inspect and copy these appraisals during our regular business hours. We may charge you a fee for copying them.

DESCRIPTION OF THE UNITS

Each unit represents an undivided equity interest in a California limited liability company. The units in the Fund are not evidenced by a certificate. Units are non-assessable and are entitled to a pro rata share of the Fund's profits and losses in accordance with the terms of the operating agreement. There are various limitations on transfer of units. The Manager may reject any proposed transfer which would jeopardize the tax status of the Fund as a partnership for Federal tax purposes. Owners of units must hold their units for at least one year. After the one year holding period, an owner may redeem his/her units by submitting a written request for redemption to our Manager, subject to our having adequate funds available to make the requested redemption and subject to an overall cap that not more than 10% of the units may be redeemed in any 12 month period. There are no outstanding securities senior to the units and senior securities may only be issued with the approval of a majority of the holders of the units. Each holder of units is entitled to vote on matters pertaining to the Fund in accordance with the terms of the operating agreement.

CAPITAL ACCOUNTS

The Manager will credit the capital account it establishes for you when we receive your initial investment after the escrow ends. We will allocate to your capital account the percentage of our income, gains, losses and distributions that the amount in your capital account bears to all members' capital accounts. Your capital account will increase by the amount of additional capital contributions you make, including distribution reinvestments, and by your share of income and gains realized by us. Your capital account will decrease by your share of losses realized by us and any income or capital we distribute to you. Increases and decreases in your capital account do not depend on the number of units you own.

Except for when we write down our investments, we do not adjust capital accounts to reflect unrealized appreciation or depreciation of our underlying assets. Consequently, the amount in your capital account may not reflect the portion of the fair market value of our underlying assets attributed to your units. This is a continuous offering in which allocations will be made based on the proportionate interest of capital accounts. As a result, depending upon when units are purchased, the units purchased by our members for ten dollars will likely have:

         o different rights to distributions and income from our mortgage loans, and

         o different proportionate interests in the fair market value of our underlying assets.

If the fair market value of our assets is less than the cost of the assets on our books when you make a capital contribution, then the value of your units' interest in the fair market value of our underlying assets may be less than ten dollars per unit. Conversely, if the fair market value of our assets is greater than the cost of the assets on our books when a new member makes a capital contribution, then your units' interest in the realized gains in the fair market value of our assets will be shared with the new members making the contribution or reinvestment. This will result in a dilution in the value of your units' interest in the fair market value of our underlying assets. These principles apply equally for when a member makes a distribution reinvestment.

UNIT REPURCHASES AND DEEMED DISTRIBUTIONS

The number of units you hold will decrease when we return capital to you and will increase when you contribute or are deemed to recontribute capital. If we return capital to you, we will treat it as a redemption of units in an amount proportionate to the amount in your capital account. We will provide statements to you reflecting the number of units that we have redeemed and the number of units that you still own as a result of the redemption.

Additionally, for tax purposes you will be deemed to have received a return of capital and recontributed to us any proceeds we receive from loan repayments, foreclosures or other capital transactions, or any loan modifications or extensions treated as a disposition for tax purposes. While we believe that this characterization will not affect the tax liability of our members, if the Internal Revenue Service unexpectedly were to disagree, you may have a tax liability with no cash distributions to pay that liability.

WRITE-DOWN OF INVESTMENTS

As indicated above, we make annual downward adjustments if the fair market value of our assets has declined during that year, to reflect then-current market conditions. We refer to these downward adjustments as write-downs. We will make any necessary write-downs within 30 days following the end of each year. Our accountants will then confirm that the write-down conforms with generally accepted accounting principles. If a write-down is required, the write-down shall be effective on the last day of the calendar quarter and the capital accounts of all members on that date shall be reduced accordingly.

MEMBERS' RETURN ON INVESTMENT

Our mortgage loans will generate monthly payments of interest and/or principal to us. We intend to distribute these interest payments to you as described below. These distributions will be paid quarterly in arrears in cash or via reinvestment. We will not accumulate assets other than mortgage notes or similar instruments and we will not usually accumulate cash on hand, except for working capital reserves of approximately 3% of capital contributions except when the Manager elects to return additional cash pending investment in mortgage loans in which cash funds will be held in short-term liquid investments. Our first distribution to you will be your share of our distribution for the quarter in which your contribution is actually received by us and invested. We calculate the amount of your distributions on a pro rata basis, based upon the return, if any, on all of our assets, the size of your capital account and, if applicable, when during the quarter we received your contribution.

We will distribute all net income attributable to interest we receive from borrowers. When we distribute net income attributable to these payments, all distributions will be made to the members in proportion to their contributed capital.

Net proceeds will include the proceeds from the repayment of principal or the prepayment of a mortgage loan, or the net proceeds of a foreclosure sale. Net proceeds will be distributed during the period that is within 36 months of the scheduled termination of the Fund, December 31, 2021. The Manager may consider the alternatives listed below in determining whether and how much of the net proceeds to distribute in cash.

         o        reinvesting in new loans,

         o improving or maintaining any properties that we acquire through foreclosure,

         o        paying permitted operating expenses, or

         o        distributing to the members.

Before making a distribution, we will pay our expenses and other liabilities and confirm that our working capital reserves are adequate. If net proceeds are to be retained and not distributed, there must be sufficient cash distributed, to the extent available, to pay any anticipated state and federal taxes (assuming a specified tax bracket applicable to all Members) created by the disposition or refinancing of a mortgage loan.

DISTRIBUTION REINVESTMENT PLAN

You can elect to participate in the distribution reinvestment plan by so indicating in your completed subscription agreement, or you can later elect to become a participant. We will treat you as a distribution reinvestment plan participant on the date we actually receive your initial investment, if you indicate in your subscription agreement that you want to participate in the plan. You may also make an election or revoke a previous election at any time by sending us written notice. Units purchased under the plan will be credited to your capital account as of the first day of the calendar quarter following the calendar quarter in which the reinvested distribution was made. If you notify us prior to 10 days before the end of any given quarter, you will be removed from the reinvestment plan during that quarter and any distribution you receive that quarter will be paid in cash. If you notify us within ten days of the end of the quarter, you will need to wait until the following quarter to receive cash instead of units.

Your continued participation in the plan depends on whether you meet our investor suitability standards. While you are a participant, for each $10.00 in distributions you reinvest, you will acquire one unit. The Manager may terminate or reinstate, as applicable, the distribution reinvestment plan at any time.

If you choose to reinvest your distributions in units, we will send you a report within 30 days after each time you receive units describing the distributions you received, the number of units you purchased, the purchase price per unit, and the total number of units accumulated. We will also send you a current prospectus and tax information for income earned on units under the reinvestment plan for the calendar year when you receive annual tax information from us. You must pay applicable income taxes upon all distributions, whether the distribution is paid in cash or reinvested.

No reinvestment participant shall have the right to draw checks or drafts against his distribution reinvestment account.

Units you acquire through the distribution reinvestment plan carry the same rights as the units you acquired through your original investment. However, as previously noted, the proportional net asset value of the new units issued for ten dollars will not necessarily be the same as those previously acquired for ten dollars.

We may amend or end the distribution reinvestment plan for any reason at any time by mailing a notice to you at your last address of record at least 30 days before the effective date of our action. The Manager specifically reserves the right to suspend or end the distribution reinvestment plan if:

         o the Manager determines that the distribution reinvestment plan impairs our capital or operations;

         o the Manager determines that an emergency makes continuing the plan unreasonable;

         o any governmental or regulatory agency with jurisdiction over us requires us to do so;

         o in the opinion of our counsel, the distribution reinvestment plan is no longer permitted by federal or state law;

         o        if transactions involving units within the previous twelve
                  (12) months would result in our being considered terminated under Section 708 of the Internal Revenue Code; or

         o the Manager determines that allowing any further reinvestments would create a material risk that we would be treated as a publicly traded partnership within the meaning of Section 7704 of the Internal Revenue Code.

REINVESTMENT OF PROCEEDS OF CAPITAL TRANSACTIONS

We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to the members. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property. Net proceeds of capital transactions will also include the principal of a loan deemed to be repaid for tax purposes as a result of a loan modification or loan extension. Our operating agreement provides that if we reinvest the proceeds, you will be deemed to have received a distribution of capital and recontributed the same amount to us for tax purposes. We will not reinvest proceeds from a capital transaction unless we have sufficient funds to pay any state or federal income tax in connection with the disposition or refinancing of mortgages. Units purchased by virtue of a deemed recontribution of distributed capital will be credited to your capital account as of the day when the distribution was deemed to be made. Units you acquire through the deemed recontribution of capital carry the same rights as the units you acquired through your original investment. However, as previously noted, the proportionate net asset value of the new units issued for ten dollars will not necessarily be the same as those previously acquired for ten dollars.

ASSIGNMENT AND TRANSFER OF UNITS

Your rights to sell or transfer units are limited. There is no public market in which you may sell your units and none will develop anytime in the future. You may not sell parts of units unless required by law and you may not transfer any units if, as a result, you would own fewer than 1,000 units. You may transfer your units using a form approved by the Manager and must obey all relevant laws when you are permitted to transfer units. Any person who buys units from you must meet the investor suitability requirements in his home state. The Manager must approve any new members and all transfers of membership must comply with the operating agreement. The Manager's consent to transfers will be withheld to the extent needed to prohibit transfers that would cause us to be classified as a publicly traded partnership under the Internal Revenue Code. In the event the Manager approves of such transfers or assignment, our records will be amended to reflect such transfer or assignment within one month of the transaction.

REPURCHASE OF UNITS, WITHDRAWAL FROM THE FUND

You may withdraw, or partially withdraw, from the Fund and obtain the return of all or part of your capital account within 61 to 91 days after you deliver written notice of withdrawal to the Manager, subject to the following additional conditions:

         o You may not withdraw from the Fund until one year after you purchased units.

         o We can only make cash payments in return of an outstanding capital account from net proceeds of capital transactions and capital contributions.

         o The Manager must determine that your proposed withdrawal will not impair the capital or operation of the Fund.

         o We are not required to sell any portion of our assets to fund a withdrawal.

         o The amount to be distributed to you depends solely on your capital account on the date of the distribution, even if this is not the same as your proportionate share of the then fair market value of our assets.

         o We will not permit more than 10% of the outstanding capital accounts of members to be withdrawn during any calendar year, except upon dissolution of the Fund.

         o If your capital account is reduced below $10,000 due to any withdrawal payment, we may distribute all remaining amounts in your capital account to you in cancellation of your units, and you will then cease to be a member.

         o All payments to meet requests for withdrawal are on a first-come, first-served basis. If the sums needed to fund withdrawals in any particular month exceed the amount of cash available for withdrawals, funds will be distributed first to the member whose request we received first, until his withdrawal request is paid in full.

                                     PART II

ITEM 1. MARKET PRICE, DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

         There is no public trading market for the Registrant's units of limited liability company interest. As of June 30, 2004, there were 360 members of the Registrant. The cumulative amount of interest distributions allocated to members as of June 30, 2004 is $2,247,966, which provided a return on investments of a range of 6% to 9%, depending on when an investment was made.

ITEM 2.  DESCRIPTION OF EXHIBITS

         2.       Limited Liability Company Articles of Organization.

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

                                    PART F/S


                          INDEPENDENT AUDITORS' REPORT


To the Manager and Members of
Yosemite Mortgage Fund II, LLC

We have audited the accompanying balance sheets of Yosemite Mortgage Fund II, LLC (a California limited liability company) as of December 31, 2003 and 2002, and the related statements of operations, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yosemite Mortgage Fund II, LLC (a California limited liability company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Burr, Pilger & Mayer LLP



San Francisco, California
January 9, 2004, except for Note 2,
     as to which the date is February 5, 2004


                                        YOSEMITE MORTGAGE FUND II, LLC
                                   (A CALIFORNIA LIMITED LIABILITY COMPANY)

                                                BALANCE SHEETS




                                                                         December 31,     December 31,
                                                                             2003             2002
                                                                         ------------     ------------

                                                    ASSETS

Loans receivable (Note 4)                                                $28,495,649      $        --
Cash                                                                       4,419,769            1,000
Interest receivable                                                          271,448               --
Late fee receivable                                                              187               --
Deferred offering costs, net of accumulated amortization of $62,524
         and $0 at December 31, 2003 and 2002, respectively                  406,408          407,238
Software                                                                      36,982               --
                                                                         ------------     ------------

         Total assets                                                    $33,630,443      $   408,238
                                                                         ============     ============


                                        LIABILITIES AND MEMBERS' EQUITY

Liabilities:
   Accounts payable                                                      $    11,523      $        --
   Deposits from pending members                                             137,000               --
   Service fees payable to related party (Note 3)                              5,796               --
   Due to affiliate (Note 3)                                                      --          407,238
   Distribution payable                                                      264,278               --
                                                                         ------------     ------------


         Total liabilities                                                   418,597          407,238
                                                                         ------------     ------------

Members' equity:
   Initial member                                                                824            1,000
   Members                                                                33,211,022               --
                                                                         ------------     ------------

         Total members' equity                                            33,211,846            1,000
                                                                         ------------     ------------


         Total liabilities and members' equity                           $33,630,443      $   408,238
                                                                         ============     ============

                  The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS

                                  ------------



                                        For the year ended   For the year ended
                                         December 31, 2003    December 31, 2002
                                         -----------------    -----------------

Revenue:
   Interest on loans receivable                $1,249,566           $       --
   Late fee income                                  2,887                   --
   Other interest                                   1,746                   --
                                               -----------          -----------

Total revenue                                   1,254,199                   --
                                               -----------          -----------
Expenses:
   Accounting                                      50,904                   --
   Amortization                                    62,524                   --
   Taxes, licenses and fees                        15,187                   --
   Legal fees                                      11,515                   --
   Printing                                        10,004                   --
   Service fees (Note 3)                           26,785                   --
   Other                                            3,024                   --
                                               -----------          -----------

         Total expenses                           179,943                   --
                                               -----------          -----------

Net income                                     $1,074,256           $       --
                                               ===========          ===========



   The accompanying notes are an integral part of these financial statements.


                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          STATEMENTS OF MEMBERS' EQUITY

                                  ------------



                                 Initial Member        Members              Total
                                 -------------      -------------      -------------
Balance, January 1, 2002                   --                 --                 --

Contributions                           1,000                 --              1,000
                                 -------------      -------------      -------------

Balance, January 1, 2003                1,000                 --              1,000

Contributions                              --       $ 32,563,899         32,563,899

Distributions                              --           (427,309)          (427,309)

Net (loss) income allocated              (176)         1,074,432          1,074,256
                                 -------------      -------------      -------------

Balance, December 31, 2003       $        824       $ 33,211,022       $ 33,211,846
                                 =============      =============      =============


   The accompanying notes are an integral part of these financial statements.


                                             YOSEMITE MORTGAGE FUND II, LLC
                                        (A CALIFORNIA LIMITED LIABILITY COMPANY)

                                                STATEMENTS OF CASH FLOWS

                                                      ------------


                                                                           For the year ended      For the year ended
                                                                            December 31, 2003       December 31, 2002
                                                                            -----------------       -----------------
Cash flows from operating activities:
   Net income                                                                   $  1,074,256            $         --
   Amortization of deferred offering costs                                            62,524                      --
   Adjustments to reconcile net income to net cash provided by operations:
     Interest receivable                                                            (271,448)                     --
     Late fees receivable                                                               (187)                     --
     Deferred offering costs                                                         (61,694)                     --
     Accounts payable                                                                 11,523                      --
     Deposits from pending members                                                   137,000                      --
     Service fees payable                                                              5,796
     Payable to affiliate                                                           (407,238)                     --
                                                                                -------------           -------------
         Net cash provided by operating activities                                   550,532                      --
                                                                                -------------           -------------

Cash flows from investing activities:
   Purchase of loans                                                             (28,495,649)                     --
   Purchase of software                                                              (36,982)                     --
                                                                                -------------           -------------
         Net cash used in investing activities                                   (28,532,631)                     --
                                                                                -------------           -------------

Net cash from financing activities:
   Members' contributions                                                         32,563,899                   1,000
   Members' distributions                                                           (163,031)                     --
                                                                                -------------           -------------
         Net cash provided by financing activities                                32,400,868                   1,000
                                                                                -------------           -------------

Increase in cash                                                                   4,418,769                   1,000

Cash at beginning of year                                                              1,000                      --
                                                                                -------------           -------------

Cash at end of year                                                             $  4,419,769            $      1,000
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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

1.     NATURE OF OPERATIONS AND DEVELOPMENT-STAGE OPERATIONS, continued

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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

         There were no investments in mortgage loans as of December 31, 2002.

         ALLOWANCE FOR LOAN LOSSES

         The Manager regularly reviews the mortgage loan portfolio to assess whether a loan loss reserve is necessary. Borrower payment history, the value of the property by which the loan is secured, and other economic and geographical conditions are considered. In addition to these factors the Manager believes its underwriting standard to fund only those loans not greater than 70% of the collateral provides an adequate reserve against risk posed by market deterioration and/or delinquent payments. The Manager does not accrue any interest income for any loans delinquent or otherwise in default. The Manager regularly reviews its portfolio particularly any loans that are delinquent to determine whether a loan loss reserve is necessary. At December 31, 2003, the Manager determined that no loan loss reserves were required.

         DEFERRED OFFERING COSTS

         During the Company's development stage, all costs associated with the offering of the Company's securities were capitalized. These deferred offering costs, totaling $468,932 are amortized using the straight-line method over five years.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

3.     RELATED PARTY TRANSACTIONS

         DUE TO AFFILIATE

         Pontes Financial Group, Ltd., the Initial Member, has advanced offering costs and paid certain expenses on behalf of the Company and was entitled to receive reimbursement from the Company. As of December 31, 2003, outstanding offering costs and expenses payable to Pontes Financial Group, Ltd. have been paid. As of December 31, 2002, outstanding offering costs of $407,238 were due to Pontes Financial Group, Ltd. The Manager or its Affiliates received $507,648 and $0 for the reimbursement of costs or expenses from the registrant during 2003 and 2002, respectively.

         MANAGEMENT FEES

         Under the Operating Agreement, the Manager is entitled to receive from the Company and assign to its affiliate a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. The Management Fee was waived by the Manager for the years ending December 31, 2003 and 2002. Had the Manager accepted the management fee, the maximum management fee expenses charged to the Company would have been $239,460 and $0 for the years ending December 31, 2003 and 2002, respectively.

         LOAN SERVICING FEES

         The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans which it service in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Loan servicing fees, representing the one-quarter of one percent paid to the Company, were $26,785 for the year ended December 31, 2003 and $0 for the year ended December 31, 2002. Service fees payable to the Manager from the Company as of December 31, 2003 and December 31, 2002 were $ 5,796 and $0, respectively.

         BORROWER'S COSTS

         The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

         LOANS PURCHASED FROM AFFILIATES OF THE MANAGER

         The Company purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Payments of interest and principal for loans purchased are due on the first of the following month. As of December 31, 2003 and as of December 31, 2002 there were no outstanding amounts payable for the loans purchased during the quarter.

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


                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

4.       LOANS RECEIVABLE, continued

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



                         YOSEMITE MORTGAGE FUND II, LLC
                    (A CALIFORNIA LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

         4.  LOANS RECEIVABLE, continued

         Loan #3108, due in monthly installments of $2,596 of interest only at
         11.75% maturing in March 2007. The face amount of this loan is
         $265,000. The Company owns 100% of this loan.                                 265,000

         Loan #3110, due in monthly installments of $23,906 of interest only at
         12.75%. The principal balance is due in May 2004. The face amount of
         this loan is $2,250,000. The Company owns 62.44% of this loan.           $  1,405,000

         Loan #3112, due in monthly installments of $20,000 of interest only at
         12.00%. The principal balance is due in May 2007. The face amount of
         this loan is $2,000,000. The Company owns 50% of this loan.                 1,000,000

         Loan #3115, due in monthly installments of $4,423 of interest only at
         12.68%. The principal balance is due in August 2007. The face amount of
         this loan is $418,500. The Company owns 100% of this loan.                    418,500

         Loan #3116, due in monthly installments of $20,188 of interest only at
         12.75%. The principal balance is due in August 2005. The face amount of
         this loan is $1,900,000. The Company owns 65.79% of this loan.              1,250,000

         Loan #3118, due in monthly installments of $10,447 of interest only at
         11.75% maturing in September 2007. The face amount of this loan is
         $1,070,000. The Company owns 100% of this loan.                             1,070,000

         Loan #3119, due in monthly installments of $1,424 of interest only at
         12.75% maturing in October 2007. The face amount of this loan is
         $134,000. The Company owns 71.70% of this loan.                                96,074

         Loan #3121, due in monthly installments of $7,150 of interest only at
         12.00%. The principal balance is due in October 2007. The face amount
         of this loan is $715,000. The Company owns 58.04% of this loan.               415,000

         Loan #3125, due in monthly installments of $5,463 of interest only at
         11.50% maturing in March 2005. The face amount of this loan is
         $570,000. The Company owns 74.56% of this loan.                               425,000

         Loan #3126, due in monthly installments of $24,969 of interest only at
         11.75% maturing in February 2006. The face amount of this loan is
         $2,550,000. The Company owns 78.43% of this loan.                           2,000,000

         Loan #3127, due in monthly installments of $7,344 of interest only at
         11.75%. The principal balance is due in March 2008. The face amount of
         this loan is $625,000. The Company owns 100% of this loan.                    625,000

         Loan #3129, due in monthly installments of $13,406 interest only at
         9.75%. The principal balance is due in April 2008. The face amount of
         this loan is $1,650,000. The Company owns 21.21% of this loan.                350,000

         Loan #3131, due in monthly installments of $4,100 interest only at
         12.00%. The principal balance is due in April 2008. The face amount of
         this loan is $410,000. The Company owns 75.61% of this loan.                  310,000


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
                                                                                   -----------

                                                                                   $28,495,649
                                                                                   ===========

         As of December 31, 2002, there were no loans receivable.

5.     CONCENTRATIONS

         CASH AND CASH EQUIVALENTS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of bank balances in excess of the FDIC insured amount of $100,000. At December 31, 2003 and December 31, 2002, the Company had approximately $4,384,000 and $0, respectively, of cash that exceeded this limit and thus was not covered by federal depository insurance.

         LOANS RECEIVABLE

         At December 31, 2003, approximately 61% of the Company's loans receivable were collateralized by properties located in Northern California. At December 31, 2002, there were no investments in mortgage loans.

                                    PART III

ITEM 1.  INDEX TO EXHIBITS

         The following exhibits are listed according to the numbers assigned to them in Part III of Form 1-A:

         2. Limited Liability Company Articles of Organization, incorporated by reference to Exhibit 3 to Registrant's Form SB-2 registration statement number 333-98337.

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


                                             Yosemite Mortgage Fund II, LLC


                                        By:   /s/ Steven M. Pontes
                                             -----------------------------------
                                             Steven M. Pontes, General Manager
                                             MFP Management, LLC,
                                             Manager

                                             Principal Executive Officer
                                             Principal Financial Officer


                                             Date:    August 27, 2004