Form 10QSB
period 2004-09-30
YOSEMITE MORTGAGE FUND II LLC
filed 2004-10-29
CIK 1169426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT 1934

               For the transition period from ________ to ________

                        Commission File Number: 333-98337

                         YOSEMITE MORTGAGE FUND II, LLC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           California                                   94-3394131
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Transitional Small Business Disclosure Form Format (Check one): Yes |X|; No |_|

                         YOSEMITE MORTGAGE FUND II, LLC

                                      INDEX

                                                                     PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Financial Statements                                               3
Condensed Balance Sheets
   September 30, 2004 and December 31, 2003                                  4

Condensed Statements of Income
   Three and nine months ended September 30, 2004 and September 30, 2003     5

Condensed Statements of Cash Flows
   Nine months ended September 30, 2004 and September 30, 2003               6

Notes to Condensed Financial Statements                                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                               13

ITEM 3.  CONTROLS AND PROCEDURES                                            16


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                              17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   17

Signature                                                                   18

Certifications

          PART 1: FINANCIAL INFORMATION - ITEM 310(b) of REGULATION S-B

ITEM 1: CONDENSED FINANCIAL STATEMENTS

      The accompanying unaudited condensed financial statements should be read in conjunction with the registrant's registration statement on Form SB-2, as amended by Post-Effective Amendment no. 2, dated August 13, 2004, of the Company. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                                              September 30, 2004   December 31, 2003
                                                              ------------------    ----------------
                        Assets
Assets:
   Loans receivable (Note 4)                                     $27,721,624           $28,495,649
   Cash                                                            9,398,759             4,419,769
   Interest receivable                                               200,277               271,448
   Late fee receivable                                                    --                   187
   Due from affiliate (Note 3)                                            --                    --
   Software                                                               --                36,982
   Deferred offering costs, net of
     accumulated amortization of $132,864 and
     $62,524 at September 30, 2004 and
     December 31, 2003, respectively                                 336,068               406,408
                                                                 -----------           -----------
                 Total Assets                                    $37,656,728           $33,630,443
                                                                 ===========           ===========

             Liabilities and Members' Equity
Liabilities:
   Accounts payable                                              $     9,839           $    11,523
   Distributions payable                                             431,604               264,278
   Accrued legal fees                                                 28,204                    --
   Deposits from pending members                                          --               137,000
   Service fees payable (Note 3)                                       4,617                 5,796
                                                                 -----------           -----------
                 Total Liabilities                                   474,264               418,597
                                                                 -----------           -----------
Members' Equity:
   Initial member                                                        824                   824
   Members                                                        37,181,640            33,211,022
                                                                 -----------           -----------
                 Total Members' Equity                            37,182,464            33,211,846
                                                                 -----------           -----------
                    Total Liabilities and Members' Equity        $37,656,728           $33,630,443
                                                                 ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                          For the three        For the three         For the nine          For the nine
                                          months ended         months ended          months ended          months ended
                                       September 30, 2004   September 30, 2003    September 30, 2004    September 30, 2003
                                       ------------------   ------------------    ------------------    ------------------
Revenue:
   Interest on loans receivable            $   997,992         $   376,672           $ 2,365,687           $   507,935
   Late charges on loans receivable             13,881               3,172                14,402                 3,172
   Other interest                               12,024                 692                19,598                 1,076
                                           -----------         -----------           -----------           -----------
      Total Revenue                          1,023,897             380,536             2,399,687               512,183
                                           -----------         -----------           -----------           -----------

Expenses:
   Accounting                                   16,716              18,022                80,375                30,587
   Amortization                                 23,447              23,446                70,340                39,078
   California LLC fees and taxes                 2,911                 845                16,131                 1,665
   Foreclosure                                  (3,622)                 --                    --                    --
   Fund insurance                                   --                  --                   295                    --
   Legal fees                                   19,792               7,358                64,063                 9,890
   Printing                                      3,968               6,737                 5,087                 6,737
   Service fees (Note 3)                        21,201               8,407                50,358                10,953
                                           -----------         -----------           -----------           -----------
      Total Expenses                            84,413              64,815               286,649                98,910
                                           -----------         -----------           -----------           -----------
        Net Income                         $   939,484         $   315,721           $ 2,113,038           $   413,273
                                           ===========         ===========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                  For the nine          For the nine
                                                                  months ended          months ended
                                                               September 30, 2004     September 30, 2003
                                                               ------------------     ------------------
Cash flows from operating activities:
   Net Income                                                      $  2,113,038         $    413,273
   Amortization                                                          70,340               39,078
   Write-off of software                                                 36,982                   --
   Adjustments to reconcile net income to net cash
         provided by operations:

         Accounts payable                                                (1,684)                 (21)
         Accounts payable to pending members                                 --            1,725,800
         Deferred offering costs                                             --              (61,694)
         Due to/from affiliate                                               --             (374,775)
         Interest receivable                                             71,171             (141,174)
         Due to investor                                                     --               30,137
         Accrued legal fees                                              28,204                   --
         Late fees receivable                                               187               (1,439)
         Service fees payable                                            (1,179)               3,014
                                                                   ------------         ------------
               Net cash provided by operating activities              2,317,059            1,632,199
                                                                   ------------         ------------

Cash flows from investing activities:
   Issuance of loans receivable                                      (9,530,126)         (19,053,505)
   Purchase of loans receivable                                        (750,000)                  --
   Collection on loans receivable                                    11,054,151            3,599,305
                                                                   ------------         ------------
               Net cash provided (used) by investing activities         774,025          (15,454,200)
                                                                   ------------         ------------


Cash flows from financing activities:
   Members' contributions                                             2,817,500           21,566,620
   Members' distributions                                              (929,594)             (28,770)
                                                                   ------------         ------------

               Net cash provided by financing activities              1,887,906           21,537,850
                                                                   ------------         ------------

                    Increase in cash                                  4,978,990            7,715,849

                    Cash, beginning of period                         4,419,769                1,000
                                                                   ------------         ------------
                           Cash, end of period                     $  9,398,759         $  7,716,849
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

Allowance for loan losses

The Manager regularly reviews the mortgage loan portfolio to assess whether a loan loss reserve is necessary. Borrower payment history, the value of the property by which the loan is secured, and other economic and geographical conditions are considered. In addition to these factors the Manager believes its underwriting standard to fund only those loans not greater than 70% of the collateral provides an adequate reserve against risk posed by market deterioration and/or delinquent payments. The Manager determines, on a case by case basis, whether or not to accrue interest income for loans delinquent or otherwise in default. The Manager regularly reviews its portfolio, particularly any loans that are delinquent, to determine whether a loan loss reserve is necessary. At September 30, 2004, the Manager determined that no loan loss reserves were required.

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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from Affiliate

Pontes Financial Group, Ltd., an affiliate of the Manager, offered then agreed to reimburse the Company in the amount of $50,000 for a portion of the organizational costs relating to a failed software development effort and related accounting fees. During the third quarter of 2004, Pontes Financial Group, Ltd. paid the entire amount of $50,000 to the Company.

Management Fees

Under the Operating Agreement, the Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. Including the quarter ending September 30, 2004, the Manager has waived the management fee for every quarter since the Company's inception. Had the Manager accepted the management fee, the maximum management fee expense charged to the Company would have been approximately $70,200 and $202,500 for the three and nine month periods ending September 30, 2004, respectively, as compared to $30,600 and $84,300 for the same periods ending September 30, 2003.

Service Fees

The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans in which it services, in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One-quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Mortgage service fees expenses for the three and nine months ending September 30, 2004 were approximately $21,200 and $50,400, respectively. Mortgage service fees expenses were approximately $8,400 and $11,000, respectively, for the three and nine months ending September 30, 2003. As of September 30, 2004, the mortgage service fees payable to the Manager from the Company was approximately $4,600.

Borrower's Costs

The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

Loans Purchased from Affiliates of the Manager

The Company has purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Principal balances for loans purchased are due on the first of the following month. As of September 30, 2004, there was no outstanding payable for loans purchased.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE

All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of September 30, 2004 and December 31, 2003 consist of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                  Company
             Interest       Loan                      Maturity   Ownership
Loan Number    Rate        Status       Loan Type       Date     Percentage    September 30, 2004  December 31, 2003
--------------------------------------------------------------------------------------------------------------------
#3041         12.75%      Paid off    Interest-only    8/2003      75.56%          $        --       $   387,349
--------------------------------------------------------------------------------------------------------------------
#3053         13.00%      Current     Interest-only    9/2004      79.6%               390,126           325,000
--------------------------------------------------------------------------------------------------------------------
#3054         12.75%      Current     Amortized        7/2006      100%              1,303,192         1,370,502
--------------------------------------------------------------------------------------------------------------------
#3064         12.5%       Paid off    Amortized        2/2007      100%                     --           386,680
--------------------------------------------------------------------------------------------------------------------
#3068         12.75%      Current     Interest-only    5/2005      25%                 150,000                 -
--------------------------------------------------------------------------------------------------------------------
#3077         12.75%      Default     Interest-only    12/2005     86.96%              965,217           965,217
--------------------------------------------------------------------------------------------------------------------
#3080         12.75%      Current     Amortized        3/2006      100%                180,401           185,362
--------------------------------------------------------------------------------------------------------------------
#3081         12.75%      Current     Amortized        3/2006      100%                586,304           602,427
--------------------------------------------------------------------------------------------------------------------
#3092         12.75%      Paid off    Interest-only    5/2004      100%                     --           775,000
--------------------------------------------------------------------------------------------------------------------
#3094         12.75%      Paid off    Interest-only    8/2003      100%                     --           280,966
--------------------------------------------------------------------------------------------------------------------
#3095         12.5%       Paid off    Amortized        2/2007      100%                     --           252,327
--------------------------------------------------------------------------------------------------------------------
#3101         11.75%      Current     Amortized        9/2006      58.91%              235,617           430,000
--------------------------------------------------------------------------------------------------------------------
#3102         11.00%      Default     Amortized        3/2007      100%                435,642           444,581
--------------------------------------------------------------------------------------------------------------------
#3105         11.25%      Paid off    Interest-only    12/2006     27.97%                   --           295,664
--------------------------------------------------------------------------------------------------------------------
#3107         11.75%      Default     Interest-only    2/2008      100%                550,000           550,000
--------------------------------------------------------------------------------------------------------------------
#3108         11.75%      Paid off    Interest-only    3/2007      100%                     --           265,000
--------------------------------------------------------------------------------------------------------------------
#3110         12.75%      Current     Interest-only    9/2004      66.89%            1,505,000         1,405,000
--------------------------------------------------------------------------------------------------------------------
#3112         12.00%      Current     Interest-only    5/2007      50%               1,000,000         1,000,000
--------------------------------------------------------------------------------------------------------------------
#3115         12.68%      Paid off    Interest-only    8/2007      100%                     --           418,500
--------------------------------------------------------------------------------------------------------------------
#3116         12.75%      Paid off    Interest-only    8/2005      65.79%                   --         1,250,000
--------------------------------------------------------------------------------------------------------------------
#3118         12.25%      Current     Interest-only    9/2007      100%              1,070,000         1,070,000
--------------------------------------------------------------------------------------------------------------------
#3119         12.75%      Current     Interest-only    10/2007     71.7%                96,075            96,074
--------------------------------------------------------------------------------------------------------------------
#3121         12.00%      Current     Interest-only    10/2007     58.04%              415,000           415,000
--------------------------------------------------------------------------------------------------------------------
#3125         11.50%      Default     Interest-only    3/2005      74.56%              425,000           425,000
--------------------------------------------------------------------------------------------------------------------
#3126         11.75%      Paid off    Interest-only    2/2006      78.43%                   --         2,000,000
--------------------------------------------------------------------------------------------------------------------
#3127         11.75%      Paid off    Interest-only    3/2008      100%                     --           625,000
--------------------------------------------------------------------------------------------------------------------
#3129         9.75%       Paid off    Interest-only    4/2008      21.21%                   --           350,000
--------------------------------------------------------------------------------------------------------------------
#3131         12.00%      Paid off    Interest-only    4/2008      75.61%                   --           310,000
--------------------------------------------------------------------------------------------------------------------
#3132         12.75%      Current     Interest-only    7/2006      100%                210,000           210,000
--------------------------------------------------------------------------------------------------------------------
#3133         11.75%      Paid off    Interest-only    10/2004     54%                      --         1,350,000
--------------------------------------------------------------------------------------------------------------------
#3137         9.75%       Current     Interest-only    5/2008      100%                700,000           700,000
--------------------------------------------------------------------------------------------------------------------
#3138         12.00%      Paid off    Interest-only    12/2004     100%                     --           565,000
--------------------------------------------------------------------------------------------------------------------
#3140         12.75%      Current     Interest-only    11/2008     48%                 915,000           665,000
--------------------------------------------------------------------------------------------------------------------

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE (Continued)

--------------------------------------------------------------------------------------------------------------------
                                                                  Company
             Interest       Loan                      Maturity   Ownership
Loan Number    Rate        Status       Loan Type       Date     Percentage      September 30, 2004  December 31, 2003
--------------------------------------------------------------------------------------------------------------------
#3142         12.75%      Paid off    Interest-only    11/2004     83.33%            $        --        $ 1,000,000
--------------------------------------------------------------------------------------------------------------------
#3143         12.75%      Default     Interest-only    11/2008     61.43%              2,150,000          2,150,000
--------------------------------------------------------------------------------------------------------------------
#3144         12.75%      Default     Interest-only    5/2005      81.89%              4,975,000          4,975,000
--------------------------------------------------------------------------------------------------------------------
#3146         11.75%      Default     Amortized        4/2009      100%                  599,050                  -
--------------------------------------------------------------------------------------------------------------------
#3149         10.75%      Current     Interest-only    9/2008      57.6%               2,350,000                  -
--------------------------------------------------------------------------------------------------------------------
#3151         9.00%       Current     Interest-only    7/2009      100%                1,000,000                  -
--------------------------------------------------------------------------------------------------------------------
#3152         11.00%      Current     Interest-only    7/2007      100%                  515,000                  -
--------------------------------------------------------------------------------------------------------------------
#3153         9.00%       Current     Interest-only    7/2009      100%                1,900,000                  -
--------------------------------------------------------------------------------------------------------------------
#3155         10.00%      Current     Interest-only    8/2007      100%                2,000,000                  -
--------------------------------------------------------------------------------------------------------------------
#3156         8.75%       Current     Interest-only    8/2007      100%                1,100,000                  -
--------------------------------------------------------------------------------------------------------------------
Total Loans Receivable                                                               $27,721,624        $28,495,649
--------------------------------------------------------------------------------------------------------------------

                  Weighted Average Yield of Portfolio = 11.57%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2004 Compared to 2003

Net income increase of approximately $624,000 was primarily due to an increase in loan interest income of over $621,000, which resulted from an increase in the loan portfolio over the prior year and the receipt in the third quarter of 2004 of approximately $359,000 in past due interest on Loan #3144, which due to the default status of the loan, had not been previously accrued.

Nine Months Ended September 30, 2004 Compared to 2003

Net income increased by approximately $1,700,000 from 2003 to 2004. This increase was primarily due to the increase in the loan portfolio over the prior year, to the third quarter receipt of past due interest on Loan #3144 and to the fact that the Company had no operations and was in its organizational stage during the first quarter of 2003. Revenue, consisting primarily of loan interest income, increased by approximately $1,888,000.

Financial Condition

During the nine months ending September 30, 2004, the Company sold, for Units at $10.00 each, $2,954,500 in member capital contributions, as compared to $23,322,405 in the same period of 2003. No units have been sold from April 1, 2004 to the present, as the Manager has suspended the public offering of the Company's units, pending selection by the Manager of appropriate mortgage loans for the Company's portfolio. Included in the $2,954,500 sold in the first nine months of 2004 is $137,000 in deposits that were received in 2003, and accepted as contributions in the first quarter of 2004. As such, pending deposits of $137,000 were reserved for as of December 31, 2003. 41,840 and 103,013 Units valued at $10.00 each were issued during the three and nine months ending September 30, 2004, respectively, under the Distribution Reinvestment Plan. As of September 30, 2004, a total of 3,695,864 Units were outstanding.

The Company originated and purchased loans approximating $5,600,000 and $8,292,000 during the nine-month periods ending September 30, 2004 and September 30, 2003, respectively. The interest rates of the loans acquired in the first nine months of 2004 and 2003 range from 8.75% to 12.75% and 9.75% to 13.75%, respectively.

During the nine months ending September 30, 2004, borrowers paid off the following loans:

            Loan           Principal       Interest      Payoff
            Number          Amount           Rate      Month/Year
            ------          ------           ----      ----------
            3041           $236,238         12.75%       6/2004
            3064           $193,594         12.50%       7/2004
            3092           $775,000         12.75%       8/2004
            3094           $280,966         12.75%       6/2004
            3095           $243,282         12.50%       7/2004
            3105           $295,664         11.25%       1/2004
            3108           $265,000         11.75%       6/2004
            3115           $418,500         12.68%       7/2004
            3116           $723,684         12.75%       5/2004
            3126           $2,000,000       11.75%       9/2004
            3127           $625,000         11.75%       1/2004
            3129           $350,000         9.75%        8/2004
            3131           $310,000         12.00%       3/2004
            3133           $1,350,000       11.75%       9/2004
            3138           $565,000         12.00%       6/2004
            3142           $1,250,000       12.75%       9/2004

Payoffs of loans are attributable to generally lower prevailing mortgage loan interest rates available in the marketplace, which have resulted in increases of cash of the Company, from approximately $4,420,000 as of December 31, 2003 to approximately $9,399,000 as of September 30, 2004. As a result, the public offering of the Company's units has been suspended since April 1,2004, awaiting selection by the Manager of appropriate mortgage loans for the Company's portfolio.

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

As of September 30, 2004, the following loans were in default:

               Loan           Principal            Interest
               Number          Amount                Rate
               ------         ---------            --------
               3077           $965,217             12.75%
               3102           $435,642             11.00%
               3107           $550,000             11.75%
               3125           $243,282             11.5%
               3143           $2,150,000           12.75%
               3144           $4,975,000           12.75%
               3146           $599,050             11.75%

The borrower of loan #3077 failed to make their payments due August 1, 2004 and September 1, 2004. The Manager advanced both payments and since has received repayment from the borrower for one of these advances. Because the Manager has agreed to advance the borrower payments on an ongoing basis, the Company continues to accrue interest on this loan.

Loan #s 3102, 3125 and 3146 are to the same borrower, but are secured by separate properties. The Manager advanced the three most recent payments due from the borrower. The Manager has agreed to advance the borrower payments on an ongoing basis; therefore interest continues to be accrued on these loans.

Loan #3107 is currently not performing and was scheduled for trustee/foreclosure sale on July 20, 2004. However, on July 16, 2004, the borrower filed for a reorganization under Chapter 11 of the Bankruptcy Code. Since the borrower's initial bankruptcy filing, the borrower has converted from a Chapter 11 (Reorganization) to a Chapter 7 (Liquidation) filing. Updated valuation research confirms that a full repayment of principal, interest and expenses are likely upon the sale of the property securing the Company's loan. Due to the loan being in default, the Manager has not reflected any accrued interest in the financial statements.

The borrower of Loan #3143 paid only part of the payment due June 1, 2004. The Manager advanced the remainder of the June 1, 2004 payment, as well as the entire payments due July 1, 2004, August 1, 2004 and September 1, 2004. As such, the loan is in foreclosure with a scheduled sale date of December 7, 2004. The Manager believes the borrower will either bring the payments current prior to the sale date or the proceeds from a trustee/foreclosure sale will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection. Because the Manager has agreed to advance the borrower payments on an ongoing basis, interest continues to be accrued on the loan.

Loan #3144 was scheduled for a trustee/foreclosure sale during the third quarter of 2004. Prior to the sale date, however, the borrower filed for bankruptcy. The Manager is currently taking legal action to obtain a "Relief from Stay" motion in order to continue with foreclosure proceedings. On September 7, 2004, the Manager on behalf of the lenders of the loan, of which the Company represents 81.89% ownership, entered into a sixty-day renewable Option Agreement with a junior lender secured by the same property. Under the terms of the Option Agreement, the junior/secondary lender paid a non-refundable fee of $500,000 that was used to pay the lenders for all unpaid and accrued interest and late fees (at the pre-default rate of 12.75% as well as all costs incurred in connection with the foreclosure proceedings). The Option Agreement provides the junior/secondary lender the option to purchase the loan, or the real property acquired in the event of foreclosure, at a purchase price equaling the unpaid principal balance of the promissory note plus accrued unpaid interest, late fees and all costs and expenses incurred in connection with the loan documents or real property, as the case may be, less the Option Price of $500,000. The Manager believes that, either the sale through the Option Agreement, or the sale through foreclosure will result in adequate equity to repay the loan including all back payments and costs associated with the foreclosure. Due to the loan not performing, the Manager has not reflected any accrued interest in the financial statements.

Compensation of the Manager and Affiliates By the Registrant

The Manager, MFP Management LLC, earned compensation from the registrant for its services during the nine month periods ending September 30, 2004 and September 30, 2003 in the amounts of $50,358 and $10,953, respectively, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

Pursuant to a Securities Act registration statement on Form SB-2, S.E.C. file number 333-98337, effective on March 13, 2003, as amended by post-effective amendment no.2 on August 13, 2004, the Company is engaged in a public offering of registered units of limited liability company interest, underwritten by Rice Pontes Capital, Inc. The number of units registered is 6,500,000, of which 5,000,000 are offered in the initial public offering and 1,500,000 have been reserved for possible issuance under the Company's Distribution Reinvestment Program. All units are offered at $10.00 per unit for an aggregate offering price of $65,000,000. As of September 30, 2004, the number of units sold and issued is 3,695,864, for an aggregate offering price of $36,958,640. There are 1,448,160 units remaining unsold in the initial public offering.

The total expenses of the offering, incurred for the account of the Company to September 30, 2004, were approximately $527,000. These expenses were paid directly by the Company or were reimbursed to Pontes Financial Group, Ltd., an affiliate of the Company.

The net proceeds to the Company after deducting the expenses of the offering to September 30, 2004, were approximately $36,432,000. The net proceeds of the offering are either invested in real estate mortgage loans or are invested in cash. As of September 30, 2004, approximately $43,696,000, including net proceeds from the offering and proceeds from loan payoffs, has been invested in real estate mortgage loans for the Company's loan portfolio. Due to payoffs and principal pay downs, the amount invested in real estate mortgage loans as of September 30, 2004 was approximately $27,722,000. As of September 30, 2004, nearly $9,399,000 was invested in cash, awaiting the Manager's selection of appropriate real estate mortgage loans for the Company's portfolio.

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

                                        YOSEMITE MORTGAGE FUND II, LLC

                                        By:  MFP Management LLC, Manager

       Date:   October 27, 2004         By: /s/  Steven M. Pontes
                                           -------------------------------------
                                           Steven M. Pontes, General Manager