Form 10KSB
period 2004-12-31
YOSEMITE MORTGAGE FUND II LLC
filed 2005-03-21
CIK 1169426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                                   For the fiscal year ended December 31, 2004
                                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



              For the transition period from ________________ to _______________

              Commission file number 333-98337
                                     ---------

Yosemite Mortgage Fund II, LLC
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          California                                    94-3394131
--------------------------------            ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


414 13th Street, Suite 400, Oakland, CA                       94612
---------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number (510) 452-9144
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

None
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:


                         Limited Liability Company Units
--------------------------------------------------------------------------------
                                (Title of class)



      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

SEC 2337 (12-03)


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

      State issuer's revenues for its most recent fiscal year.   $3,135,029
                                                                -----------

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $38,172,077

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


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

      Exhibit Index at page 39.

      Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                              Index to Form 10-KSB




--------------------------------------------------------------------------------
                                                                            Page
                                     Part I
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 1.  Description of Business                                              2
--------------------------------------------------------------------------------
Item 2.  Description of Property                                             26
--------------------------------------------------------------------------------
Item 3.  Legal Proceedings                                                   26
--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders                 26
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     Part II
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 5.  Market for Common Equity and Related Stockholder Matters            27
--------------------------------------------------------------------------------
Item 6.  Management's Discussion and Analysis or Plan of Operations          27
--------------------------------------------------------------------------------
Item 7.  Financial Statements                                                29
--------------------------------------------------------------------------------
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            29
--------------------------------------------------------------------------------
Item 8A. Controls and Procedures                                             30
--------------------------------------------------------------------------------
Item 8B. Other Information                                                   30
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    Part III
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   43
--------------------------------------------------------------------------------
Item 10. Executive Compensation                                              45
--------------------------------------------------------------------------------
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     45
--------------------------------------------------------------------------------
Item 12. Certain Relationships and Related Transactions                      45
--------------------------------------------------------------------------------
Item 13. Exhibits                                                            45
--------------------------------------------------------------------------------
Item 14. Principal Accountant Fees and Services                              46
--------------------------------------------------------------------------------

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

History and Organization

The Registrant was organized as a California limited liability company on March 19, 2001. (The Registrant will be referred to in this Form 10-KSB as "the Company" or "we.") The Company's registration statement on Form SB-2 covering its public offering of 5,000,000 units of limited liability company interest became effective with the Securities and Exchange Commission on March 13, 2003. Other than organizational, planning and registration activities, we conducted no business until May 2003, at which time we first acquired mortgage loans for our portfolio, using the initial proceeds from our public offering. We registered 6,500,000 units, of which 5,000,000 are being offered in the initial public offering and 1,500,000 units are reserved for possible issuance under the Company's distribution reinvestment program.

Our Manager is MFP Management LLC, organized as a California limited liability company on August 20, 2001, and its sole Manager is Steven M. Pontes, who is the principal owner and Chief Executive Officer of Pontes Financial Group, Ltd., a California corporation organized in 1987 and a licensed California real estate broker corporation. All mortgage loans invested in by the Fund are originated by or through Pontes Financial Group, Ltd., which services those loans for the Fund and provides it with administrative services. The Manager assigns the fees that it is entitled to be paid by the Fund to Pontes Financial Group, Ltd.

Our Business Strategy

Our business strategy is designed to generate current income by investing in mortgage loans. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. Factors that often preclude such borrowing are perceived credit risks, based on standards created by the lenders, bank aversion to cyclical conditions in markets, and certain industry risks, such as environmental issues. The traditional underwriting standards and length of time required by conventional mortgage lenders such as commercial banks also result in some potential borrowers who are unable to obtain such financing or who are unwilling to go through the time consuming process often required by traditional lenders.

We lend funds to such borrowers provided that they have sufficient equity in the underlying real estate and otherwise meet our lending criteria. In certain cases we may make mortgage loans which are riskier than the mortgage loans made by commercial banks. However, in return we anticipate receiving a higher interest rate and the Manager takes steps intended to mitigate the risks, such as imposing a lower loan to value ratio (thereby providing us with a bigger equity cushion should real estate values drop.)

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

Results of Operations

Following our receipt from the escrow of the first $1,500,000 of proceeds from our public offering in May 2003 and until December 31, 2004, the Company received $36,518,399 in Member contributions from sales of our units in the public offering. As part of its initial plan of operation, the Company proposed to purchase approximately $31,583,000 of pre-existing mortgages, primarily from two private mortgage funds affiliated with our Manager. Due to early payoffs by borrowers of a portion of those pre-existing mortgages, the amount actually purchased was $22,650,493.

The pre-existing loans that we purchased, using proceeds from our initial public offering, are described in the table, Pre-Existing Loans Purchased as of 12/31/03, at page 12. The loans are all fixed interest rates, mostly commercial loans, with a few that are multi-residential or residential. The borrowers are a mix of developer entities and individuals.

In addition to the purchase of those pre-existing loans, the Company, as of December 31, 2003, had purchased newly originated mortgage loans in the total amount of $10,765,000. As of December 31, 2003, portfolio loans totaling $4,841,859 had been paid off by borrowers prior to their maturity. In addition, principal payments of approximately $78,000 from amortized loans were also received in 2003.

During 2004, the Company acquired or originated loans, with interest rates ranging from 8.75% to 11.75%, totaling approximately $13,600,000. Included in this amount is $800,000 in which the Company acquired interests in mortgage loans from the Manager.

The net income and revenues of the Company for the year 2004 were $2,739,344 and $3,135,029, respectively. For the year 2003, the net income of the Company was $1,074,256 on total revenues of $1,254,199. Total expenses for 2004 and 2003 were $395,685 and $179,943, respectively.

During 2004, borrowers paid off the following loans:

Loan                   Principal     Interest       Payoff
Number                  Amount         Rate        Month/Year
------                  ------         ----        ----------

3041                 $    236,238      12.75%        6/2004
3064                      193,594      12.50%        7/2004
3092                      775,000      12.75%        8/2004
3094                      280,966      12.75%        6/2004
3095                      243,282      12.50%        7/2004
3101                       25,616      11.75%       10/2004
3105                      295,664      11.25%        1/2004
3108                      265,000      11.75%        6/2004
3115                      418,500      12.68%        7/2004
3116                      723,684      12.75%        5/2004
3118                    1,070,000      12.25%       11/2004
3119                       96,075      12.75%       12/2004
3126                    2,000,000      11.75%        9/2004
3127                      625,000      11.75%        1/2004
3129                      350,000       9.75%        8/2004
3131                      310,000      12.00%        3/2004
3133                    1,350,000      11.75%        9/2004
3138                      565,000      12.00%        6/2004
3142                    1,250,000      12.75%        9/2004
                     ------------
Total                $ 11,073,619
                     ============

Payoffs of loans are attributable to generally lower prevailing mortgage loan interest rates available in the marketplace, which have resulted in increases of cash of the Company, from approximately $4,420,000 as of December 31, 2003 to approximately $8,754,000 as of December 31, 2004. As a result, the public offering of the Company's units was suspended from April 1,2004 to December 1, 2004, awaiting selection by the Manager of appropriate mortgage loans for the Company's portfolio.

As of December 31, 2004, the following loans were in default:

        Loan                 Total Principal          Company      Interest
        Number                   Amount              Ownership       Rate
        ------                   ------              ---------       ----
        3077                   $  1,110,000        $     965,217     12.75%
        3107                        550,000              550,000     11.75%
        3143                      3,500,000            2,150,000     12.75%
        3144                      6,075,000            4,975,000     12.75%
                               ------------        -------------
        Total                  $ 11,235,000        $   8,640,217
                               ============        =============

The borrower of loan #3077 has failed to make their payments on a timely basis beginning with the payment due August 1, 2004. The Manager has advanced all payments and since has received repayment from the borrower for two of these advances. The Company filed a notice of default against the borrower on October 22, 2004, and the trustee sale date is scheduled for March 7, 2005. The Manager believes the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection. Because the Manager has agreed to advance the borrower payments on an ongoing basis, the Company continues to accrue interest on this loan.

Loan #3107 is currently not performing and was scheduled for trustee/foreclosure sale on July 20, 2004. However, on July 16, 2004, the borrower filed for a reorganization under Chapter 11 of the Bankruptcy Code. Since the borrower's initial bankruptcy filing, the borrower has converted from a Chapter 11 (Reorganization) to a Chapter 7 (Liquidation) filing. The Company has entered into a stipulated judgment with the bankruptcy trustee granting the Company relief from the stay effective March 15, 2005. The Company will proceed with its trustee sale at that time. Updated valuation research confirms that a full repayment of principal, interest and expenses are likely upon the sale of the property securing the Company's loan. Due to the loan being in default, the Manager has not reflected any accrued interest in the financial statements.

The borrower of Loan #3143 paid only part of the payment due June 1, 2004. The Manager advanced the remainder of the June 1, 2004 payment, as well as each of the entire payments due July 1, 2004 through December 1, 2004. As such, the loan is in foreclosure and had a scheduled sale date of December 7, 2004. Prior to the sale date, however, an unsecured creditor filed for an involuntary bankruptcy, Chapter 11 reorganization. The Manager believes the borrower will either bring the payments current or the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection. Due to the bankruptcy proceedings, the Manager has elected to no longer advance payments on the loan and accordingly, will not accrue interest on the loan.

Loan #3144 was scheduled for a trustee/foreclosure sale during the third quarter of 2004. Prior to the sale date, however, the borrower filed for bankruptcy. The Manager is currently taking legal action to obtain a "Relief from Stay" motion in order to continue with foreclosure proceedings. On September 7, 2004, the Manager on behalf of the lenders of the loan, of which the Company represents 81.89% ownership, entered into a sixty-day renewable Option Agreement with a junior lender secured by the same property. Under the terms of the Option Agreement, the junior/secondary lender paid a non-refundable fee of $500,000 that was used to pay the lenders for all unpaid and accrued interest and late fees (at the pre-default rate of 12.75% as well as all costs incurred in connection with the foreclosure proceedings). The Option Agreement provides the junior/secondary lender the option to purchase the loan, or the real property acquired in the event of foreclosure, at a purchase price equaling the unpaid principal balance of the promissory note plus accrued interest, late fees and all costs and expenses incurred in connection with the loan documents or real property, as the case may be, less any amounts paid by the junior/secondary lender under the Option Agreement. The Manager believes that, either the sale through the Option Agreement, or the sale through foreclosure will result in adequate equity to repay the loan including all back payments and costs associated with the foreclosure. Due to the loan not performing, the Manager has not reflected any accrued interest in the financial statements.


Our Public Offering

As of December 31, 2004 we have sold a total of 3,833,623 units at $10.00 per unit, for a total amount of $38,336,230. This includes 3,651,840 units sold in our initial public offering and 181,783 units issued under our Distribution Reinvestment Program. The net proceeds to the Company after deducting the expenses of the offering to December 31, 2004 were $37,806,950, which have been invested in mortgages or retained as cash. Including payoffs and principal pay downs, the amount invested in real estate mortgage loans as of December 31, 2004 was approximately $29,455,000. As of December 31, 2004, over $8,754,000 was invested in cash, awaiting the Manager's selection of appropriate real estate mortgage loans for the Company's portfolio. No units were sold in the initial public offering from April 1, 2004 to December 1, 2004, as the Manager suspended such sales pending availability and selection of mortgage loans suitable for the Fund's portfolio. From January 1, 2005 to February 25, 2005, the Company received over $4.1 million in capital contributions, paid member withdrawals of approximately $739,000, funded over $8 million in new loans and received two payoffs of loans with combined principal of $865,000.

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

In general, institutional mortgage rates were very stable throughout 2004. The Federal Reserve Bank, after 3 years of very accommodating posture in the market place, signaled in June of 2004 that it would begin raising the discount rate in a steady and measured fashion. The Fed has since raised rates a total of 6 times in all for a total of 1.5% (to 2.5%) as of February 15, 2005. By comparison the Fed Funds rate was 1% as of 12/31/03 and 2.5% as of February 22, 2005. The prime rate has increased from 4% to 5.5% during this same period.

In spite these increases in rates liquidity has remained robust and availability of mortgage funds plentiful. Ironically, while the rates mentioned above have increased dramatically on a percentage basis, the 10-year bond has remained very stable. The 10-year rate as of 12/31/03 was 4.25% and 4.27% as of February 22, 2005.

Along with the continued stream of liquidity resulting from the accommodating Fed Reserve's posture, real estate values have increased dramatically in the past year and continue to do so in many markets. The Manager believes that real estate values at current levels are inflated and unsustainable.

With the exception of the Dividend Reinvestment Program, the Fund was closed to new investments from March 1, 2004 through December 1, 2004. The fund remained closed for the majority of the year while management continued to secure suitable mortgage investments for the fund and to avoid dilution of the yield by having funds sitting idle in low yielding money market accounts. The fund re-opened for a brief period of time during the month of December.

The market place for the types of loans the fund seeks as improved over the past several months. Payoffs have slowed dramatically and the fund has been successful in originating new loans meeting its criteria.

Twelve Month Plan of Operations

During the 12 months from January 1, 2005, the Manager and its affiliate, Pontes Financial Group, Ltd., will be seeking to originate mortgage loans for our investment portfolio and will also assist us by obtaining, processing and managing those loans for us. The number of loans in which we invest will depend upon our available cash, additional gross proceeds raised in our offering, as well as the availability of suitable loans for our investment portfolio.

We do not anticipate hiring any employees, acquiring any fixed assets such as office equipment or furniture, or incurring material office expenses during the next 12 months because we will be utilizing the personnel and office equipment of Pontes Financial Group, Ltd., at no charge to us. Under our operating agreement the Manager is entitled to receive a flat, annual management fee of up to 0.75% of the aggregate capital contributions of our Members and an annual loan servicing fee of up to 0.25% of the outstanding principal amount of the mortgages in our portfolio that are serviced by the Manager or Pontes Financial Group, Ltd. The Manager waived the management fee for the years 2003 and 2004. It has assigned the loan servicing fee to Pontes Financial Group, Ltd.

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

      o     Preserve and return investors' capital contributions;

      o     Produce revenues from the interest income on our mortgage loans;

      o Provide quarterly cash distributions to investors from the net income earned on our mortgage loans; and

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

The collateral on our mortgage loans will be the real property that the borrower currently owns. However, occasionally we will take collateral other than real property, such as leasehold improvements, in addition to the primary collateral. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest will have been made to real estate developers, with a lesser proportion of loans involving land loans and bridge financing.

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

We will obtain an independent appraisal for each property to be security for our investment. Copies of these appraisals will be available for review at the offices of the Manager for a period of six (6) years. We will retain appraisers who will be licensed or qualified as independent appraisers and be certified by or hold designations from one or more of the following organizations: The Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to the Manager. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Pontes Financial Group, Ltd. will review each appraisal report and will conduct a comprehensive physical inspection for each property. A comprehensive physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood and includes entering any structures on the subject property.

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

Repayment of Mortgages on Sales of Properties

We require by contract a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to the members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our operating agreement provides that whether we choose to distribute the proceeds or reinvest them, investors will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

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

At no time will our indebtedness exceed 70% of the fair market value of our mortgage loans. This indebtedness may be with recourse to our assets. As of the date of this Form 10-KSB, we have not created any indebtedness and have no plan to do so at this time.

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

No Trust or Investment Company Activities

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We believe that we conduct our business so that we are not an investment company within the meaning of the Investment Company Act of 1940, which provides an exemption from registration and regulation to us and companies like us that operate real estate and mortgage investment funds and that do not redeem their outstanding securities at net asset value. We do, however, repurchase limited amounts of our units from our members under certain circumstances. See page 44 of our prospectus, Repurchase of Units, Withdrawal From the Fund.

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

We and the Manager are subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974. Should the Manager not adhere to these regulations, it or the Company could face potential disciplinary or other civil action that could have a material adverse effect on our business. The Manager believes that these regulations are being complied with. The indemnification provisions described in
Item 5 Part II of the Form 10-SB, which allow the Manager to obtain repayment of its liabilities and costs from the Fund that it incurs on the Fund's behalf in limited circumstances, do not allow any such indemnification where the Manager's damages result from its negligence or misconduct.

Loans Purchased From Affiliates of the Manager and Non-Affiliated Persons

The following table describes as of December 31, 2003, the pre-existing mortgage loans that the Fund has purchased. These loans, or interests in the loans, were owned by PFG, Ltd. Sterling 1995 Limited Partnership, a California limited partnership, whose general partner was Steven Pontes, and Yosemite Mortgage Fund, LLC, a California limited liability company, whose manager was Pontes Financial Group, Ltd., and other non-affiliated loan investors. Pontes Financial Group, Ltd. paid cash for and owned less than a 1% capital interest in Yosemite Mortgage Fund, LLC, and Steven Pontes paid cash for and owned a 1% capital interest in PFG Ltd. Sterling 1995 Limited Partnership. The limited partnership and limited liability company were liquidated and dissolved as of December 31, 2003, following the Fund's purchase of their mortgage loan portfolios. During 2004, the Company purchased interests in mortgage loans from the Manager in the amount of $800,000.

                   Pre-Existing Loans Purchased as of 12/31/03

   Loan                              Property           Date
  Number         Borrower            Location          Orig(a)   LTV(b) Int(c)
------------------------------------------------------------------------------
3041        Morton             Taft, CA                07/31/98    58%  12.75
3053        Stuvland           Berkeley, CA            07/15/99    57%  13.00
3054        Dry Creek Inn      Healdsburg, CA          07/15/99    58%  12.75
3055        Ratanjee           Antioch, CA             09/09/99    61%  12.50
3064        Ellis              Berkeley, CA            01/25/00    59%  12.50
3073        Homewood           Homewood, CA            08/16/00    49%  12.00
3077        SF Rawhide         San Francisco, CA       11/09/01    63%  12.75
3080        Olivet             Oakland, CA             02/09/01    65%  12.75
3081        Olivet             Oakland, CA             02/09/01    65%  12.75
3092        Flag City          Lodi, CA                05/04/01    41%  12.75
3094        Morton             Taft, CA                05/17/01    60%  12.75
3095        Ellis              San Francisco, CA       05/16/01    43%  12.50
3096        Goldenberg         Napa, CA                08/30/01    59%  13.00
3099        Gandhi             Pleasanton, CA          07/18/01    66%  13.75
3101        Thomas             San Leandro, CA         08/08/01    61%  11.75
3102        Danelen            Watsonville, CA         02/12/02    67%  10.75
3105        Alexander          Oakland, CA             11/30/01    66%  10.25
3107        Manhattan Beach    Rockaway Beach, OR      02/28/02    66%  11.00
3108        Thomas             San Leandro, CA         03/06/02    49%  11.75
3110        Porto Bodega       Bodega Bay, CA          05/10/02    66%  11.75
3111        Azari              Berkeley, CA            05/08/02    57%  11.00
3112        Jackson-Encinal    Oakland, CA             04/30/02    60%  12.00
3115        Mattos             Hayward, CA             07/03/02    63%  12.50
3116        Stadium-Aldar      Berkeley, CA            07/17/02    64%  12.75
3118        Napa Valley
             Athletic          Napa, CA                08/16/02    65%  11.50
3119        Willett            Oakland, CA             10/08/02    64%  12.75
3121        Dosanjh            Hayward, CA             09/26/02    65%  12.00
3125        Spencer            Tulare, CA              01/24/03    60%  11.75
3126        Danelen            San Jose, CA            02/14/03    22%  10.00
3127        Punla              San Francisco, CA       03/04/03    67%  11.75
3128        Weber              Alamo, CA               02/27/03    51%  11.25
3129        OSR Investors      Napa, CA                04/01/03    67%   9.75
3131        Nappaland, Inc.    St. Helena, CA          02/27/03    47%  12.00
3133        Brugnara           San Francisco, CA       03/21/03    42%  11.75

   Loan      Mat.              Loan         Original Loan    Purchase
  Number     Date(d)   PT(e)  Type(f)  SP(g)   Amount         Price(h)
----------------------------------------------------------------------
3041         8/1/2003   C     Amrt.   1; 2        675,000      387,349
3053         9/1/2004   MR     Int.     1         425,000      325,000
3054         7/1/2006   C     Amrt.     2       1,600,000    1,409,196
3055        10/1/2004   C     Amrt.     2       1,270,000      726,679
3064         2/1/2007   C     Amrt.   1; 2        470,000      401,995
3073         9/1/2005   C      Int.   1; 2      2,500,000    1,424,400
3077        12/1/2005   C      Int.   1; 2      1,150,000      965,217
3080         3/1/2006   C     Amrt.   1; 2        200,000      188,907
3081         3/1/2006   C     Amrt.   1; 2        650,000      607,469
3092         5/1/2004   C      Int.     1         775,000      775,000
3094         8/1/2003   C     Amrt.   1; 2        302,258      280,966
3095         2/1/2007   C     Amrt.   1; 2        290,000      262,192
3096        10/1/2006   C      Int.   1; 2      1,385,000      755,000
3099         9/1/2006   R      Int.     2         485,000      235,000
3101         9/1/2006   MR     Int.     1         730,000      430,000
3102         3/1/2007   C     Amrt.     1         465,000      450,882
3105        12/1/2006   R      Int.     1       1,430,000      295,664
3107         2/1/2008   R      Int.     1         550,000      550,000
3108         3/1/2007   MR     Int.     2         265,000      265,000
3110         5/1/2004   C      Int.     1       2,250,000    1,405,000
3111        11/1/2002   C      Int.   1; 2        650,000      650,000
3112         5/1/2007   C      Int.   1; 2      2,000,000    1,000,000
3115         8/1/2007   C      Int.     2         655,000      418,500
3116         8/1/2005   C      Int.   1; 2      1,900,000    1,250,000
3118         9/1/2007   C      Int.     2       1,070,000    1,070,000
3119        9/16/2007 R, MR    Int.     2         650,000       96,076
3121        9/23/2007   C      Int.     1         715,000      415,000
3125         2/1/2006   C      Int.   1; 2      2,550,000    2,000,000
3126         3/1/2005   C      Int.     1         570,000      425,000
3127         3/1/2008   C      Int.     2         750,000      125,000
3128         3/1/2003  R, C    Int.     2       2,000,000    1,050,000
3129         4/1/2008   C      Int.     1       1,650,000      350,000
3131         4/1/2008   C      Int.     2         300,000      310,000
3133        10/1/2004   R      Int.     1       2,500,000    1,350,000

                                                            22,650,492
                                                            ==========

(a)   Date Orig: Origination Date principal & interest;

(b) LTV (Loan to Value): The ration of the amount of loan to balloon principal the underwritten value of the property securing the loan

(c)   Int: Interest rate

(d)   Mat Date: Maturity Date

(e)   PT (Property Type): C - Commercial;
                          M - Multi-Residential; purchase
                          R - Residential loan.

(f) Loan Type: Amrt. - Amortized payments of principal & Int. - Payments of interest only, balloon payment

(g)   SP (Secured Position): 1 - First mortgage;
                             2 - Second mortgage

(h)   Purchase Price: Amount paid by the Company to purchase the loan.

MANAGEMENT

Our Management

Steven M. Pontes, age 50, is the sole manager of MFP Management, LLC, a California limited liability company organized on August 20, 2001 for the primary purpose of acting as the Manager of the Fund. Mr. Pontes has been the chief executive officer and principal owner of Pontes Financial, Group, Ltd., a financial services firm and a California licensed real estate broker corporation, since it was founded in 1987. Mr. Pontes also founded PFG Investment Services, Inc. in 1996, which registered with the SEC as an investment adviser on March 22, 2001. Mr. Pontes has been a director of that company since it's founding, but he does not participate in the day-to-day conduct of its business. Under an agreement dated December 31, 2004, Mr. Pontes sold his 50% interest in PFG Investment Services, Inc. to the remaining shareholder, Bradley Sasser. Mr. Pontes holds a life and disability insurance agent license from the California Department of Insurance.

Pontes Financial Group, Ltd. and PFG Investment Services, Inc. provide financial advisory and investment management services to individuals, families, corporations and other institutions. Their offices are in a seven-story downtown Oakland office building owned by Real Estate Recovery Associates-13th Street, LLC, an affiliate of Mr. Pontes, and together they employ approximately ten people. There is no lease or other agreement for the office space. Among the business activities of Pontes Financial Group, Ltd. is twenty years in real estate mortgage lending. During that period, they and their clients have participated in placing and investing in more than $150 million in real estate secured loans in California. As part of these investments, Mr. Pontes and Pontes Financial Group, Ltd. have sponsored and managed several private mortgage lending limited partnerships and limited liability companies in California. For more information, see the prospectus under Management - Prior Experience on page 29.

Mr. Pontes devotes more than 40% of his full working time and efforts to management activities for Yosemite Mortgage Fund II, LLC. Loss of Mr. Pontes' services would require that, if the other owners of MFP Management LLC, our Manager, do not replace Mr. Pontes, the Company would be required to either designate a successor manager, requiring a majority vote of the Members (see the prospectus page 41, Voting and Other Rights of Members), or liquidate and dissolve the Fund.

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

                        Mortgage Services                   Manager

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

Investors have no right to participate in the management or control of our business or affairs other than to exercise the limited voting rights provided for members in the operating agreement. The Manager has primary responsibility for the initial selection, evaluation and negotiation of our mortgage loans. The Manager, through its affiliate, Pontes Financial Group, Ltd., will provide all executive, supervisory and administrative services for our operations, including servicing the mortgage loans we hold. Our books and records are maintained by the Manager, subject to audit by independent certified public accountants.

The Manager is required to maintain a minimum financial net worth of $1,000,000, in accordance with a provision in our operating agreement. As of December 31, 2004, the financial net worth of the Manager is $1,244,690.

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

By majority vote, we may terminate the Manager's interest in the Fund by paying an amount equal to the then-present fair market value of its interest in the Fund, which would be its outstanding capital account at such time. The Manager presently holds no capital account in the Fund, although Pontes Financial Group, Ltd., as the Initial Member, has made a $1,000.00 capital contribution to the Fund and the Pontes Financial Group, Ltd., Retirement Trust 401(k) Plan holds 31,877.211 units in the Fund as of February 25, 2005. All payments to a terminated Manager must be fair and must protect our solvency and liquidity.

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

Prior to the Fund's commencement, Pontes Financial Group, Ltd. and Mr. Pontes were engaged in the real estate-backed lending business in Northern California since 1987. During that time, they originated and serviced approximately $150,000,000 of real estate mortgage loans. These loans were either sold to individual investors directly or to four non-public mortgage investment funds, sponsored by Pontes Financial Group, Ltd. or Mr. Pontes since 1992. These investment funds are described below and in Tables I, II, IIIa, IIIb and IV that follow.

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

COMPENSATION TO THE MANAGER AND AFFILIATE

Organization and Offering Stage

Pontes Financial Group, Ltd advanced or paid all of the Company's expenses incurred through December 31, 2003 in connection with the organization and the planning and preparation for the public offering. These expenses included accounting and legal fees, registration fees with the SEC, and filing fees with the National Association of Securities Dealers, Inc. and the states in which the Company has filed to register it's units for offer and sale. There are also printing, reproduction and mailing costs for the prospectus to be used in the offering. As of December 31, 2003, the total of these expenses was over $507,600, which we have repaid to Pontes Financial Group, Ltd. in full. The Company paid directly, the 2004 offering expenses, which totaled approximately $107,200. Pontes Financial Group, Ltd. contributed capital in the amount of $1,000 as the Initial Member of the Company, for which it received 100 units at $10.00 per unit, and Pontes Financial Group, Ltd. Retirement Trust 401(k) Plan holds 31,877 units of the Fund as of February 25, 2005. Neither the Manager nor Steven Pontes directly owns units of the Company.

Public Offering Expenses

We anticipate additional offering expenses during 2005 to include the following approximate amounts, which may be advanced by Pontes Financial Group, Ltd. and reimbursed to it:

                              State registration fees              $   5,000
                              Legal                                   25,000
                              Accounting                               5,000
                              Prospectus Costs and Other              15,000
                                                                   ---------
                                                          Total    $  50,000
                                                                   =========

Operational Stage

Where the fees below are described as competitive fees or based on local market conditions, this means the fees are determined by price competition within a given market. Additionally, the amount of the fees is dependent upon the size of a particular loan. To ensure that our fees remain competitive, we will directly contact our competition, such as major banks in the local market or other relevant commercial lenders. We expect that the interest rate on the loans in which we invest will be 3-5 points higher than comparable loans made by banks and that the fees paid to the Manager or its affiliates will be 3-4 points higher than similar fees charged by conventional lenders. We believe that this rate structure is consistent with rates and fees charged by other non-conventional lenders. References below to local law also contemplate additional requirements imposed by local or state law, such as usury laws.



Paid By Borrowers
o        Loan Placement Fees for Loan            3%-6% of each loan, the percentage shall be a
         Selection and Brokerage                 competitive fee based on local market conditions.  These
                                                 fees are paid by the borrower no later than when the
                                                 loan proceeds are distributed.

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

Paid by Us

o        Annual Management Fee                   Up to 0.75% of our aggregate capital contributions, paid
                                                 monthly in arrears.  The Manager may in its discretion
                                                 waive all or a part of the management fee to the extent
                                                 it deems appropriate to do so.  It has waived this fee
                                                 for the years 2004 and 2003.  The maximum such fees that
                                                 would have otherwise been payable to the Manager for the
                                                 years 2004 and 2003 were approximately $278,000 and
                                                 $239,000, respectively.  In making such an assessment,
                                                 the Manager will review our performance and the impact
                                                 of the fees on our performance.  The Manager assigns
                                                 this fee to Pontes Financial Group, Ltd. for its
                                                 services to the Fund, which will consist of all
                                                 administrative services for our operation, including
                                                 servicing the mortgage loans we hold.  No portion of
                                                 this fee will be used to reimburse Pontes Financial
                                                 Group, Ltd. for any selling commissions that it pays in
                                                 the offering of our units.

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

o        Service Fee for Administering Loans     Up to 0.25% of the principal amount of each loan
                                                 serviced, which the Manager assigns to Pontes Financial
                                                 Group, Ltd.   The amount of the fees, which were paid by
                                                 us to Pontes Financial Group, Ltd., were $67,500 and
                                                 $26,800 for the years 2004 and 2003, respectively.

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

o        Competitive Real Estate Commission to   The total compensation paid to all persons for the sale
         Pontes Financial Group, Ltd. for        of property held by us as a result of foreclosure shall
         Resales of Foreclosed Property          be limited to a competitive real estate brokerage
                                                 commission not to exceed six percent (6%) of the
                                                 contract price for the sale of the property.  Pontes
                                                 Financial Group, Ltd. shall be entitled to receive up to
                                                 1/2 or a maximum of 3% of such commission where it
                                                 substantially contributed to the sale, but only if the
                                                 members of the Fund have been paid their capital
                                                 contributions in the form of distributions of income
                                                 from the Fund that are cumulatively equal to their
                                                 capital contributions, plus an amount that is at least
                                                 6% of their capital contributions per year
                                                 cumulatively.  No foreclosed property will be sold to
                                                 the Manager or any of its affiliates.  There have been
                                                 no such fees earned or paid to date.

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

CONFLICTS OF INTEREST

The relationships among us, the Manager and other affiliates of Steven M. Pontes will result in various conflicts of interest. Pontes Financial Group, Ltd. and its affiliates are engaged in business activities involving real estate lending, and they anticipate engaging in similar activities in the future that could be competitive with us. The Manager will exercise its fiduciary duties to us and to investors in a manner it believes will preserve and protect investors' rights as members. Additionally, our operating agreement contains provisions that limit our ability to enter into transactions with the Manager and its affiliates.

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

      2. Purchase of Mortgage Notes from Pontes Financial Group, Ltd. We will acquire our mortgage loans from or through Pontes Financial Group, Ltd. Pontes Financial Group, Ltd. is in the business of obtaining, processing, making, brokering and selling, and managing and servicing mortgage loans. All our mortgage loans purchased from Pontes Financial Group, Ltd. will be at prices no higher than the lesser of the cost of the mortgage loan to Pontes Financial Group, Ltd. or the then current market value of the mortgage loan. Steven Pontes, General Manager of our Manager, makes all decisions concerning the mortgage loans in which we will invest or purchase. Because the Manager's fees are generated by the volume of the mortgage loans we purchase, the Manager will face a conflict of interest in determining whether a loan not squarely within our investment guidelines is appropriate for our loan portfolio.

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

      5. Lack of Separate Representation. We are represented by the same legal counsel as the Manager and its affiliates, and we anticipate that this multiple representation by our attorneys will continue in the future. If a dispute arises between us and the Manager or any of its affiliates, the Manager or the affiliate will either obtain separate counsel or facilitate our retaining separate counsel for such matters. However, we do not anticipate obtaining separate counsel should there be a need in the future to negotiate or prepare contracts or other agreements between us and the Manager for services including those contemplated by the prospectus, and as a result these agreements will not reflect arm's length bargaining.

      6. Rights of Affiliates. The Manager, Pontes Financial Group, Ltd. and any other affiliate may acquire, own, hold and dispose of units for its individual account and may exercise all rights of a member, except for voting rights with respect to the Manager, to the same extent and in the same manner as if he were not an affiliate of ours.

      7. We May Co-Invest in Mortgages Acquired by the Manager. If the Manager determines that an entire loan is not suitable for our loan portfolio, we may co-invest in the loan with the Manager, Pontes Financial Group, Ltd. or an affiliate. If we co-invest in a loan with the Manager, Pontes Financial Group, Ltd. or an affiliate, our investment will be on substantially the same terms as those of that other person. A conflict of interest may arise between us and the Manager or its affiliate if the borrower defaults on the loan and each of us seeks to protect our interests in the loan and in the security property. Also, we will have no written or oral agreement or understanding with the co-investor concerning our relative priority when a borrower defaults; as a result, investors must rely on the Manager to act in accordance with its fiduciary duty under the operating agreement to protect its interest.

GENERAL INFORMATION AS TO PROMOTERS

The Manager, Steven M. Pontes, its General Manager, and Pontes Financial Group, Ltd. are the promoters of the Fund. Mr. Pontes owns the controlling interest in Pontes Financial Group, Ltd.

FIDUCIARY RESPONSIBILITY

MFP Management, LLC, the Manager, is a fiduciary for members and the Fund. As a fiduciary, the Manager must exercise good faith and integrity when handling the Fund's affairs. The Manager must not take advantage of members, and must make full disclosure of any conflicts of interest or benefit to it in its dealings with the Fund. As set forth in the operating agreement, the Manager has fiduciary responsibility for the safekeeping and use of all of funds and assets and the Manager will not use, or permit another to use funds or assets in any manner except for the Fund's exclusive benefit. The Manager will not allow Fund assets to be commingled with its assets or the assets of any other person or company. The Manager and its affiliates may engage in activities similar to or identical with the Fund's business, but the Manager must devote sufficient time to the Fund's business as it determines, in good faith, to be reasonably necessary. Pontes Financial Group, Ltd., an affiliate of the Manager, is also the manager of other non-publicly traded mortgage funds and it may act for its own account as a real estate broker. In connection with this activity, it brokers, arranges and services mortgage loans for investors that it obtains in the ordinary course of its brokerage business, including by way of seminars, general solicitations and referrals. When it acts in those capacities, it has a fiduciary duty to each as set forth in the respective organizational documents and under applicable law, and is bound to treat each fairly and with appropriate access to investment opportunities.

Additionally, the Manager could change the Fund's investment guidelines when a reasonably prudent person would do likewise, subject to its fiduciary duties to our members. However, the Manager can only change investment objectives upon approval of a majority of members.

The above described fiduciary duty is both contractual, arising by virtue of the operating agreement, and imposed by California limited liability company law.

Investors have the following legal rights and remedies concerning the Manager and the conduct of operations:

      o investors may bring individual actions on behalf of itself or class actions on behalf of itself and other members to enforce its rights under our operating agreement and California limited liability company law, including for breaches by the Manager of its fiduciary duty;

      o a majority of members may remove MFP Management, LLC as Manager, as described elsewhere in the prospectus;

      o investors may bring actions on the Fund's behalf for claims we might have as derivative actions, if the Manager refuses to bring suit; and

      o investors may bring actions under federal or state securities laws, either individually or as part of a class of members, if the Manager has violated those laws in connection with the offer and sale, or repurchase of units.

This is a rapidly changing and developing area of law. If investors have questions concerning the fiduciary duties of MFP Management, LLC in its role as our Manager, they should consult with their own legal counsel.

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

SUMMARY OF OPERATING AGREEMENT, RIGHTS OF MEMBERS AND DESCRIPTION OF UNITS

This is a summary of our operating agreement and does not contain all the information that may be important to investors. Furthermore, investors will be bound by the operating agreement by purchasing units. Consequently, investors should read carefully both this prospectus and the operating agreement, which are attached as Exhibit A to the prospectus.

Member Status

Our acceptance of subscription agreements is effective when the Manager countersigns it on our behalf. Subscriptions will be accepted or rejected no sooner than 5 business days after the date of the subscription agreements and within 30 days of their receipt. If we reject a subscription agreement, funds will be returned within 10 business days. If we accept the subscription and payment for units, the investor will receive units in, and be a member of, the Fund within 5 business days after we accept the subscription. We will promptly send a confirmation of the number of units acquired. This will be evidence that the investor is a member of the Fund. As a member, the investor has the rights that are outlined in the prospectus.

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

Voting and Other Rights of Members

The Manager may amend the operating agreement without consent to

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

Certain of our books and records may be inspected at our principal office during our regular business hours. We also maintain a copy of each appraisal for the security property where we have invested in a mortgage loan at our principal office for at least six years after the last date that we held the related mortgage. These appraisals may be inspected and copied during our regular business hours. We may charge a fee for copying them.

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

Capital Accounts

The Manager will credit the capital account it establishes for each investor when we receive the initial investment after the escrow ends. We will allocate to each capital account the percentage of our income, gains, losses and distributions that the amount in the capital account bears to all members' capital accounts. Capital accounts will increase by the amount of additional capital contributions, including distribution reinvestments, and by the share of income and gains realized by us. Capital accounts will decrease by the share of losses realized by us and by any income or capital distributed. Increases and decreases in capital accounts do not depend on the number of units owned.

Except for when we write down our investments, we do not adjust capital accounts to reflect unrealized appreciation or depreciation of our underlying assets. Consequently, the amount in capital accounts may not reflect the portion of the fair market value of our underlying assets attributed to units. This is a continuous offering in which allocations will be made based on the proportionate interest of capital accounts. As a result, depending upon when units are purchased, the units purchased by our members for ten dollars will likely have:

      o different rights to distributions and income from our mortgage loans, and

      o different proportionate interests in the fair market value of our underlying assets.

If the fair market value of our assets is less than the cost of the assets on our books a capital contribution is made, then the value of the units' interest in the fair market value of our underlying assets may be less than ten dollars per unit. Conversely, if the fair market value of our assets is greater than the cost of the assets on our books when a new member makes a capital contribution, then the units' interest in the realized gains in the fair market value of our assets will be shared with the new members making the contribution or reinvestment. This will result in a dilution in the value of the units' interest in the fair market value of our underlying assets. These principles apply equally for when a member makes a distribution reinvestment.

Unit Repurchases and Deemed Distributions

The number of units investors hold will decrease when we return capital and will increase when investors contribute or are deemed to recontribute capital. If we return capital to investors, we will treat it as a redemption of units in an amount proportionate to the amount in their capital accounts. We will provide statements reflecting the number of units that we have redeemed and the number of units that are still owned as a result of the redemption.

Additionally, for tax purposes investors will be deemed to have received a return of capital and recontributed to us any proceeds we receive from loan repayments, foreclosures or other capital transactions, or any loan modifications or extensions treated as a disposition for tax purposes. While we believe that this characterization will not affect the tax liability of our members, if the Internal Revenue Service unexpectedly were to disagree, investors may have a tax liability with no cash distributions to pay that liability.

Allowance for Loan Losses

The Manager regularly reviews the mortgage loan portfolio to assess whether a loan loss reserve is necessary. Borrower payment history, the value of the property by which the loan is secured, and other economic and geographical conditions are considered. In addition to these factors the Manager believes its underwriting standard to fund only those loans not greater than 70% of the collateral provides an adequate reserve against risk posed by market deterioration and/or delinquent payments. The Manager determines, on a case-by-case basis, whether or not to accrue interest income for loans delinquent or otherwise in default. The Manager regularly reviews its portfolio, particularly any loans that are delinquent, to determine whether a loan loss reserve is necessary. As of December 31, 2004 and December 31, 2003, the Manager determined that no loan loss reserves were required.

Members' Return on Investment

Our mortgage loans will generate monthly payments of interest and/or principal to us. We intend to distribute these interest payments to investors as described below. These distributions will be paid quarterly in arrears in cash or via reinvestment. We will not accumulate assets other than mortgage notes or similar instruments and we will not usually accumulate cash on hand, except for working capital reserves of approximately 3% of capital contributions except when the Manager elects to return additional cash pending investment in mortgage loans in which cash funds will be held in short-term liquid investments. Our first distribution to investors will be the share of our distribution for the quarter in which the contribution is actually received by us and invested. We calculate the amount of the distributions on a pro rata basis, based upon the return, if any, on all of our assets, the size of the capital account and, if applicable, when during the quarter we received the contribution.

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

Distribution Reinvestment Plan

Investors can elect to participate in the distribution reinvestment plan by so indicating in the completed subscription agreement, or can later elect to become a participant. We will treat the investor as a distribution reinvestment plan participant on the date we actually receive the initial investment, if it is indicated as such in the subscription agreement. Investors may also make an election or revoke a previous election at any time by sending us written notice. Units purchased under the plan will be credited to capital accounts as of the first day of the calendar quarter following the calendar quarter in which the reinvested distribution was made. If we are notified prior to 10 days before the end of any given quarter, an investor will be removed from the reinvestment plan during that quarter and any distribution received that quarter will be paid in cash. If we are notified within ten days of the end of the quarter, the investor will need to wait until the following quarter to receive cash instead of units.

Investors' continued participation in the plan depends on whether they meet our investor suitability standards. While participants, for each $10.00 in distributions reinvested, one unit will be acquired. The Manager may terminate or reinstate, as applicable, the distribution reinvestment plan at any time.

If an investor chooses to reinvest distributions in units, we will send a report within 30 days after each time units are received describing the distributions received, the number of units purchased, the purchase price per unit, and the total number of units accumulated. We will also send a current prospectus and tax information for income earned on units under the reinvestment plan for the calendar year when investors receive annual tax information from us. Investors must pay applicable income taxes upon all distributions, whether the distribution is paid in cash or reinvested.

No reinvestment participant shall have the right to draw checks or drafts against his distribution reinvestment account.

Units acquired through the distribution reinvestment plan carry the same rights as the units acquired through original investments. However, as previously noted, the proportional net asset value of the new units issued for ten dollars will not necessarily be the same as those previously acquired for ten dollars.

We may amend or end the distribution reinvestment plan for any reason at any time by mailing a notice to the last address of record for each investor at least 30 days before the effective date of our action. The Manager specifically reserves the right to suspend or end the distribution reinvestment plan if:

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

Reinvestment of Proceeds of Capital Transactions

We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to the members. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property. Net proceeds of capital transactions will also include the principal of a loan deemed to be repaid for tax purposes as a result of a loan modification or loan extension. Our operating agreement provides that if we reinvest the proceeds, investors will be deemed to have received a distribution of capital and recontributed the same amount to us for tax purposes. We will not reinvest proceeds from a capital transaction unless we have sufficient funds to pay any state or federal income tax in connection with the disposition or refinancing of mortgages. Units purchased by virtue of a deemed recontribution of distributed capital will be credited to capital accounts as of the day when the distribution was deemed to be made. Units acquired through the deemed recontribution of capital carry the same rights as the units acquired through original investments. However, as previously noted, the proportionate net asset value of the new units issued for ten dollars will not necessarily be the same as those previously acquired for ten dollars.

Assignment and Transfer of Units

The rights to sell or transfer units are limited. There is no public market in which to sell units and none will develop anytime in the future. Parts of units may not be sold unless required by law and investors may not transfer any units if, as a result, they would own fewer than 1,000 units. Investors may transfer units using a form approved by the Manager and must obey all relevant laws when permitted to transfer units. Any person who buys units must meet the investor suitability requirements in his home state. The Manager must approve any new members and all transfers of membership must comply with the operating agreement. The Manager's consent to transfers will be withheld to the extent needed to prohibit transfers that would cause us to be classified as a publicly traded partnership under the Internal Revenue Code. In the event the Manager approves of such transfers or assignment, our records will be amended to reflect such transfer or assignment within one month of the transaction.

Repurchase of Units, Withdrawal from the Fund

Investors may withdraw, or partially withdraw, from the Fund and obtain the return of all or part of capital accounts within 61 to 91 days after we are delivered written notice of withdrawal to the Manager, subject to the following additional conditions:

      o Investors may not withdraw from the Fund until one year after you purchased units.

      o We can only make cash payments in return of an outstanding capital account from net proceeds of capital transactions and capital contributions.

      o The Manager must determine that the proposed withdrawal will not impair the capital or operation of the Fund.

      o We are not required to sell any portion of our assets to fund a withdrawal.

      o The amount to be distributed to the investor depends solely on the capital account on the date of the distribution, even if this is not the same as the proportionate share of the then fair market value of our assets.

      o We will not permit more than 10% of the outstanding capital accounts of members to be withdrawn during any calendar year, except upon dissolution of the Fund.

      o If a capital account is reduced below $10,000 due to any withdrawal payment, we may distribute all remaining amounts in the capital account in cancellation of your units, and the investor will then cease to be a member.

      o All payments to meet requests for withdrawal are on a first-come, first-served basis. If the sums needed to fund withdrawals in any particular month exceed the amount of cash available for withdrawals, funds will be distributed first to the member whose request we received first, until his withdrawal request is paid in full.

Item 2.  DESCRIPTION OF PROPERTY

None.



Item 3.  LEGAL PROCEEDINGS

The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Registrant's units of limited liability company interest. As of December 31, 2004, there were 362 members of the Registrant. The cumulative amount of interest distributions allocated to members as of December 31, 2004 is $3,813,424, which provided a return on investments of a range of 6% to 9%, depending on when an investment was made.



Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Twelve Months Ended December 31, 2004 Compared to 2003

Net income increase of approximately $1,665,000 was primarily due to an increase in loan interest income of over $1,834,000, which resulted from an increase in the loan portfolio over the prior year.


Financial Condition

During the year ended December 31, 2004, the Company sold, as Units at $10.00 each, $3,954,500 in member capital contributions, as compared to $32,563,899 in 2003. No units were sold from April 1, 2004 to the December 1, 2004, as the Manager had suspended the public offering of the Company's units, pending selection by the Manager of appropriate mortgage loans for the Company's portfolio. Included in the $3,954,500 sold in 2004 is $137,000 in deposits that were received in 2003, and accepted as contributions in the first quarter of 2004. As such, pending deposits of $137,000 were accrued as Deposits from Pending Members as of December 31, 2003. 140,772 Units valued at $10.00 each were issued during 2004 under the Distribution Reinvestment Plan. As of December 31, 2004, a total of 3,833,623 Units were outstanding. From January 1, 2005 to February 25, 2005, the Company received over $4.1 million in capital contributions, paid member withdrawals of approximately $739,000, funded over $8 million in new loans and received two payoffs of loans with combined principal of $865,000.

The Company originated and purchased loans approximating $13,595,000 and $33,415,000 during 2004 and 2003, respectively. The interest rates of the loans acquired in 2004 and 2003 range from 8.75% to 12.75% and 9.75% to 13.75%, respectively.

During 2004, borrowers paid off the following loans:

                       Principal      Interest       Payoff
Loan Number             Amount          Rate      Month/Year
-----------             ------          ----      ----------

3041                 $    236,238      12.75%        6/2004
3064                      193,594      12.50%        7/2004
3092                      775,000      12.75%        8/2004
3094                      280,966      12.75%        6/2004
3095                      243,282      12.50%        7/2004
3101                       25,616      11.75%       10/2004
3105                      295,664      11.25%        1/2004
3108                      265,000      11.75%        6/2004
3115                      418,500      12.68%        7/2004
3116                      723,684      12.75%        5/2004
3118                    1,070,000      12.25%       11/2004
3119                       96,075      12.75%       12/2004
3126                    2,000,000      11.75%        9/2004
3127                      625,000      11.75%        1/2004
3129                      350,000       9.75%        8/2004
3131                      310,000      12.00%        3/2004
3133                    1,350,000      11.75%        9/2004
3138                      565,000      12.00%        6/2004
3142                    1,250,000      12.75%        9/2004
                    -------------
Total               $  11,073,619
                    =============

Payoffs of loans are attributable to generally lower prevailing mortgage loan interest rates available in the marketplace, which have resulted in increases of cash of the Company, from approximately $4,420,000 as of December 31, 2003 to approximately $8,754,000 as of December 31, 2004. As a result, the public offering of the Company's units was suspended from April 1,2004 to December 1, 2004, awaiting selection by the Manager of appropriate mortgage loans for the Company's portfolio.

As of December 31, 2004, the following loans were in default:

Loan                   Total Principal       Company
Number                     Amount           Ownership
------                     ------           ---------
3077                    $  1,110,000     $     965,217
3107                         550,000           550,000
3143                       3,500,000         2,150,000
3144                       6,075,000         4,975,000
                        ------------     -------------
Total                   $ 11,235,000     $   8,640,217
                        ============     =============


The borrower of loan #3077 has failed to make their payments on a timely basis beginning with the payment due August 1, 2004. The Manager has advanced all payments and since has received repayment from the borrower for two of these advances. The Company filed a notice of default against the borrower on October 22, 2004, and the trustee sale date is scheduled for March 7, 2005. The Manager believes the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection. Because the Manager has agreed to advance the borrower payments on an ongoing basis, the Company continues to accrue interest on this loan.

Loan #3107 is currently not performing and was scheduled for trustee/foreclosure sale on July 20, 2004. However, on July 16, 2004, the borrower filed for a reorganization under Chapter 11 of the Bankruptcy Code. Since the borrower's initial bankruptcy filing, the borrower has converted from a Chapter 11 (Reorganization) to a Chapter 7 (Liquidation) filing. The Company has entered into a stipulated judgment with the bankruptcy trustee granting the Company relief from the stay effective March 15, 2005. The Company will proceed with its trustee sale at that time. Updated valuation research confirms that a full repayment of principal, interest and expenses are likely upon the sale of the property securing the Company's loan. Due to the loan being in default, the Manager has not reflected any accrued interest in the financial statements.

The borrower of Loan #3143 paid only part of the payment due June 1, 2004. The Manager advanced the remainder of the June 1, 2004 payment, as well as each of the entire payments due July 1, 2004 through December 1, 2004. As such, the loan is in foreclosure and had a scheduled sale date of December 7, 2004. Prior to the sale date, however, an unsecured creditor filed for an involuntary bankruptcy, Chapter 11 reorganization. The Manager believes the borrower will either bring the payments current or the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection. Due to the bankruptcy proceedings, the Manager has elected to no longer advance payments on the loan, and accordingly, will not accrue interest on the loan.

Loan #3144 was scheduled for a trustee/foreclosure sale during the third quarter of 2004. Prior to the sale date, however, the borrower filed for bankruptcy. The Manager is currently taking legal action to obtain a "Relief from Stay" motion in order to continue with foreclosure proceedings. On September 7, 2004, the Manager on behalf of the lenders of the loan, of which the Company represents 81.89% ownership, entered into a sixty-day renewable Option Agreement with a junior lender secured by the same property. Under the terms of the Option Agreement, the junior/secondary lender paid a non-refundable fee of $500,000 that was used to pay the lenders for all unpaid and accrued interest and late fees (at the pre-default rate of 12.75% as well as all costs incurred in connection with the foreclosure proceedings). The Option Agreement provides the junior/secondary lender the option to purchase the loan, or the real property acquired in the event of foreclosure, at a purchase price equaling the unpaid principal balance of the promissory note plus accrued interest, late fees and all costs and expenses incurred in connection with the loan documents or real property, as the case may be, less any amounts paid by the junior/secondary lender under the Option Agreement. The Manager believes that, either the sale through the Option Agreement, or the sale through foreclosure will result in adequate equity to repay the loan including all back payments and costs associated with the foreclosure. Due to the loan not performing, the Manager has not reflected any accrued interest in the financial statements.


Compensation of the Manager and Affiliates By the Registrant

The Manager, MFP Management LLC, earned compensation in the form of loan servicing fees from the registrant for its services during the 2004 and 2003 in the amounts of $67,457 and $26,785, respectively, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.


Forward-Looking Statements

Some of the information in this report on Form 10-KSB may contain forward-looking statements. Uses of the words such as "will", "may", "anticipate", "estimate", "continue" or other similar words discuss or refer to future expectations, contain projections of results of operations or of financial conditions, or state other forward-looking information. As such, this analysis may prove to be inaccurate because of assumptions made by the Manager or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.



Item 7.  FINANCIAL STATEMENTS

Our audited financial statements appear beginning at page 31 of this report.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROL AND PROCEDURES

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



Item 8B.  OTHER INFORMATION

None.

             Report of Independent Registered Public Accounting Firm


To the Manager and Members of
Yosemite Mortgage Fund II, LLC

We have audited the accompanying balance sheets of Yosemite Mortgage Fund II, LLC (a California limited liability company) as of December 31, 2004 and 2003, and the related statements of income, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yosemite Mortgage Fund II, LLC (a California limited liability company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Burr, Pilger & Mayer LLP


January 14, 2005
San Francisco, California

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                                 BALANCE SHEETS

                                                          December 31, 2004  December 31, 2003
                                                           ----------------   ----------------
                                     Assets
Assets:
   Loans receivable (Note 4)                               $     29,454,647   $     28,495,649
   Cash                                                           8,754,478          4,419,769
   Interest receivable                                              209,287            271,448
   Late fee receivable                                                   --                187
   Due from affiliate (Note 3)                                       96,075                 --
   Software                                                              --             36,982
   Deferred offering costs, net of
     accumulated amortization of $156,311 and
     $62,524 at December 31, 2004 and
     December 31, 2003, respectively                                312,621            406,408
                                                           ----------------   ----------------
                 Total Assets                              $     38,827,108   $     33,630,443
                                                           ================   ================

                         Liabilities and Members' Equity
Liabilities:
   Accounts payable                                        $          7,400   $         11,523
   Distributions payable                                            417,538            264,278
   Accrued legal fees                                                 6,033                 --
   Deposits from pending members                                         --            137,000
   Service fees payable (Note 3)                                      4,905              5,796
                                                           ----------------   ----------------
                 Total Liabilities                                  435,876            418,597
                                                           ----------------   ----------------

Members' Equity:
   Initial member                                                       824                824
   Members                                                       38,390,408         33,211,022
                                                           ----------------   ----------------
                 Total Members' Equity                           38,391,232         33,211,846
                                                           ----------------   ----------------
Total Liabilities and Members' Equity                      $     38,827,108   $     33,630,443
                                                           ================   ================

              The accompanying notes are an integral part of these
                             financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                              STATEMENTS OF INCOME

                                       For the twelve    For the twelve
                                        months ended      months ended
                                     December 31, 2004  December 31, 2003
                                      ----------------   ----------------
Revenue:
   Interest on loans receivable       $      3,084,140   $      1,249,566
   Late charges on loans receivable             14,926              2,887
   Other interest                               35,963              1,746
                                      ----------------   ----------------
      Total Revenue                          3,135,029          1,254,199
                                      ----------------   ----------------

Expenses:
   Accounting                                  116,495             53,928
   Amortization                                 93,787             62,524
   Licensing and filing fees                    13,741             12,787
   Foreclosure                                  11,295                 --
   Fund insurance                                2,740                 --
   Legal fees                                   76,427             11,515
   Printing                                      6,943             10,004
   Loan servicing fees (Note 3)                 67,457             26,785
                                      ----------------   ----------------
      Total Expenses                           388,885            177,543
                                      ----------------   ----------------
        Income from operations               2,746,144          1,076,656
                                      ----------------   ----------------
        Income tax provision                     6,800              2,400
                                      ----------------   ----------------
        Net Income                    $      2,739,344   $      1,074,256
                                      ================   ================

              The accompanying notes are an integral part of these
                             financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                          STATEMENT OF MEMBERS' EQUITY


                             Initial Member      Members         Total
                             --------------      -------         -----
Balance, January 1, 2003             1,000              --           1,000
Contributions                           --      32,563,899      32,563,899
Distributions                           --        (427,309)       (427,309)
Net (loss) income allocated           (176)      1,074,432       1,074,256
                              ------------    ------------    ------------

Balance, December 31, 2003             824      33,211,022      33,211,846

Contributions                           --       3,954,500       3,954,500
Distributions                           --      (1,514,458)     (1,514,458)
Net income allocated                    --       2,739,344       2,739,344
                              ------------    ------------    ------------

Balance, December 31, 2004    $        824    $ 38,390,408    $ 38,391,232
                              ============    ------------    ------------

              The accompanying notes are an integral part of these
                             financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                            STATEMENTS OF CASH FLOWS


                                                                 For the twelve      For the twelve
                                                                   months ended        months ended
                                                                December 31, 2004   December 31, 2003
                                                                 ----------------    ----------------
Cash flows from operating activities:
   Net Income                                                    $      2,739,344    $      1,074,256
   Amortization                                                            93,787              62,524
   Write-off of software                                                   36,982                  --
   Adjustments to reconcile net income to net cash
     provided by operations:

     Accounts payable                                                      (4,123)             11,523
     Accounts payable to pending members                                       --             137,000
     Deferred offering costs                                                   --             (61,694)
     Due to/from affiliate                                                (96,075)           (407,238)
     Interest receivable                                                   62,161            (271,448)
     Accrued legal fees                                                     6,033                  --
     Late fees receivable                                                     187                (187)
     Service fees payable                                                    (891)              5,796
                                                                 ----------------    ----------------
               Net cash provided by operating activities                2,837,405             550,532
                                                                 ----------------    ----------------

Cash flows from investing activities:
   Purchase of software                                                        --             (36,982)
   Origination of loans receivable                                    (11,870,126)        (10,765,000)
   Purchase of loans receivable                                        (1,725,000)        (22,650,493)
   Collection on loans receivable                                      12,636,128           4,919,844
                                                                 ----------------    ----------------
               Net cash provided (used)by investing activities           (958,998)        (28,532,631)
                                                                 ----------------    ----------------


Cash flows from financing activities:
   Members' contributions                                               3,817,500          32,563,899
   Members' distributions                                              (1,361,198)           (163,031)
                                                                 ----------------    ----------------
               Net cash provided by financing activities                2,456,302          32,400,868
                                                                 ----------------    ----------------

                    Increase in cash                                    4,334,709           4,418,769

                    Cash, beginning of period                           4,419,769               1,000
                                                                 ----------------    ----------------

                           Cash, end of period                   $      8,754,478    $      4,419,769
                                                                 ================    ================

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

      The Manager is MFP Management LLC (a California limited liability company) formed on August 20, 2001 under the Act and is engaged in business as an investor in real estate secured loans. MFP Management LLC is an affiliate of Pontes Financial Group, Ltd. a California corporation, and Steven M. Pontes, General Manager of MFP Management LLC.

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

      Capitalized Software

      Capitalized software is stated at cost. At December 31, 2003, the software was still in the development stage. All long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are recorded if the asset's carrying amount is not recoverable through its undiscounted cash flows. An impairment loss is recognized and recorded in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value. During the first quarter of 2004, the Manager deemed the Capitalized Software to be impaired and, hence, a loss of $36,982 was recorded as accounting expenses in the Statement of Income for the year ended December 31, 2004. The loss, however, was offset by the reimbursement from the Initial Member of $50,000 relating to the failed software development effort and related accounting fees (see note 3).

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

      As of December 31, 2004, the following loans were in default:

       Loan                 Total Principal         Company      Interest
       Number                   Amount             Ownership       Rate
       ------                   ------             ---------       ----
       3077                  $  1,110,000       $     965,217     12.75%
       3107                       550,000             550,000     11.75%
       3143                     3,500,000           2,150,000     12.75%
       3144                     6,075,000           4,975,000     12.75%
                             ------------       -------------
     Total                   $ 11,235,000       $   8,640,217
                             ============       =============


      The borrower of loan #3077 has failed to make their payments on a timely basis beginning with the payment due August 1, 2004. The Manager has advanced all payments and since has received repayment from the borrower for two of these advances. The Company filed a notice of default against the borrower on October 22, 2004, and the trustee sale date is scheduled for March 7, 2005. The Manager believes the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection. Because the Manager has agreed to advance the borrower payments on an ongoing basis, the Company continues to accrue interest on this loan.

      Loan #3107 is currently not performing and was scheduled for trustee/foreclosure sale on July 20, 2004. However, on July 16, 2004, the borrower filed for a reorganization under Chapter 11 of the Bankruptcy Code. Since the borrower's initial bankruptcy filing, the borrower has converted from a Chapter 11 (Reorganization) to a Chapter 7 (Liquidation) filing. The Company has entered into a stipulated judgment with the bankruptcy trustee granting the Company relief from the stay effective March 15, 2005. The Company will proceed with its trustee sale at that time. Updated valuation research confirms that a full repayment of principal, interest and expenses are likely upon the sale of the property securing the Company's loan. Due to the loan being in default, the Manager has not reflected any accrued interest in the financial statements.

      The borrower of Loan #3143 paid only part of the payment due June 1, 2004. The Manager advanced the remainder of the June 1, 2004 payment, as well as each of the entire payments due July 1, 2004 through December 1, 2004. As such, the loan is in foreclosure and had a scheduled sale date of December 7, 2004. Prior to the sale date, however, an unsecured creditor filed for an involuntary bankruptcy, Chapter 11 reorganization. The Manager believes the borrower will either bring the payments current or the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest rate, late charges, principal and all expenses related to collection. Due to the bankruptcy proceedings, the Manager has elected to no longer advance payments on the loan and accordingly, will not accrue interest on the loan.

      Loan #3144 was scheduled for a trustee/foreclosure sale during the third quarter of 2004. Prior to the sale date, however, the borrower filed for bankruptcy. The Manager is currently taking legal action to obtain a "Relief from Stay" motion in order to continue with foreclosure proceedings. On September 7, 2004, the Manager on behalf of the lenders of the loan, of which the Company represents 81.89% ownership, entered into a

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                          Notes to Financial Statements

                                  ------------

      sixty-day renewable Option Agreement with a junior lender secured by the same property. Under the terms of the Option Agreement, the junior/secondary lender paid a non-refundable fee of $500,000 that was used to pay the lenders for all unpaid and accrued interest and late fees (at the pre-default rate of 12.75% as well as all costs incurred in connection with the foreclosure proceedings). The Option Agreement provides the junior/secondary lender the option to purchase the loan, or the real property acquired in the event of foreclosure, at a purchase price equaling the unpaid principal balance of the promissory note plus accrued interest, late fees and all costs and expenses incurred in connection with the loan documents or real property, as the case may be, less any amounts paid by the junior/secondary lender under the Option Agreement. The Manager believes that, either the sale through the Option Agreement, or the sale through foreclosure will result in adequate equity to repay the loan including all back payments and costs associated with the foreclosure. Due to the loan not performing, the Manager has not reflected any accrued interest in the financial statements.

      As of December 31, 2004, the Fund's interest in delinquent loans for which interest continues to be accrued is $965,217, representing the principal balance of loan #3077. Total interest in delinquent loans for which interest is not being accrued is $7,675,000, as of December 31, 2004, representing the combined principal balances of loan numbers 3107, 3143 and 3144.

      At December 31, 2003, three loans were delinquent. A Notice of Default was filed on two of these loans (Loan #'s 3064 and 3095). These two loans were loans to the same borrower. In February 2004, the borrower subsequently sold one of the properties collateralizing the loans, and the loans became current. The Manager was one of the purchasers of the sold property. In the third quarter of 2004, both loans were paid in full by the borrower.

      The third loan in default as of December 31, 2003, Loan #3107, in the amount of $550,000, has been delinquent since October 1, 2003. In July of 2004, the borrower filed for a reorganization under Chapter 11 of the Bankruptcy Code and has since converted from a Chapter 11 (Reorganization) to a Chapter 7 (Liquidation) filing. The Manager believes that a full repayment of principal, interest and expenses is likely upon the sale of the property. Due to the loan being in default, the Manager has not reflected any accrued interest in the financial statements.

      Allowance for Loan Losses

      The Manager regularly reviews the mortgage loan portfolio to assess whether a loan loss reserve is necessary. Borrower payment history, the value of the property by which the loan is secured, and other economic and geographical conditions are considered. In addition to these factors the Manager believes its underwriting standard to fund only those loans not greater than 70% of the collateral provides an adequate reserve against risk posed by market deterioration and/or delinquent payments. The Manager determines, on a case by case basis, whether or not to accrue interest income for loans delinquent or otherwise in default. The Manager regularly reviews its portfolio, particularly any loans that are delinquent, to determine whether a loan loss reserve is necessary. As of December 31, 2004 and December 31, 2003, the Manager determined that no loan loss reserves were required.

      Deferred Offering Costs

      During the Company's development stage, all costs associated with the offering of the Company's securities were capitalized. These deferred offering costs, totaling $468,932 are amortized using the straight-line method over five years.

      Reclassifications

      Certain reclassifications of prior year balances have been made to conform to the current year presentation. Such reclassifications have no effect on net income.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                          Notes to Financial Statements

                                  ------------

3.    Related Party Transactions

      Due to/from Affiliate

      Pontes Financial Group, Ltd., the Initial Member, has advanced offering costs and paid certain expenses on behalf of the Company and was entitled to receive reimbursement from the Company. During 2003, all outstanding offering costs and expenses payable to Pontes Financial Group, Ltd. were paid. As of December 31, 2004 and 2003, there were no amounts due to Pontes Financial Group, Ltd. The Manager or its Affiliates received $0 and $507,648 for the reimbursement of costs or expenses from the Company during 2004 and 2003, respectively.

      Pontes Financial Group, Ltd., the Initial Member, offered then agreed to reimburse the Company in the amount of $50,000 for a portion of the organizational costs relating to a failed software development effort and related accounting fees. During the third quarter of 2004, Pontes Financial Group, Ltd. paid the entire amount of $50,000 to the Company. This $50,000 reimbursement was recorded as an offset to accounting expenses in the Statement of Income for the year ended December 31, 2004.

      Pontes Financial Group, Ltd., the Initial Member, services the loans in which the Company invests. On December 29, 2004, Loan #3119 was paid in full by the borrower. Pontes Financial Group, Ltd. collected the principal and interest payment associated with this payoff. As of December 31, 2004, $96,075 was due from the affiliate, Pontes Financial Group, Ltd., representing the Company's portion of the payoff proceeds that were in transit. The amount was paid in full by Pontes Financial Group, Ltd. and received by the Company on January 3, 2005.

      Management Fees

      Under the Operating Agreement, the Manager is entitled to receive from the Company and assign to its affiliate a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. The Management Fee was waived by the Manager for the each of the years since the Company's inception. Had the Manager accepted the management fee, the maximum management fee expenses charged to the Company would have been $277,971 and $239,460 for the years ending December 31, 2004 and 2003, respectively.

      Loan Servicing Fees

      The Manager and its Affiliates are also entitled to receive monthly mortgage servicing fees on loans which it services in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Loan servicing fees, representing the one-quarter of one percent paid by the Company to the Manager, were $67,457 and $26,785, respectively, for the years ended December 31, 2004 and 2003. Service fees payable to the Manager from the Company as of December 31, 2004 and 2003 were $4,905 and $5,796.

      Borrower's Costs

      The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

      Loans Purchased from Affiliates of the Manager

      The Company purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Payments of interest and principal for loans purchased are due on the first of the following month. As of December 31, 2004 and 2003, there were no outstanding amounts payable for the loans purchased during the quarter.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                          Notes to Financial Statements

                                  ------------

4.    Loans Receivable


      All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of December 31, 2004 and December 31, 2003 consist of the following:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Company
   Loan                        Interest        Loan                         Maturity      Ownership    December 31,  December 31,
   Number                        Rate         Status      Loan Type           Date        Percentage      2004           2003
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
#3041                           12.75%       Paid off   Interest-only        8/2003          75.56%   $         --   $    387,349
---------------------------------------------------------------------------------------------------------------------------------
#3053                           13.00%        Current   Interest-only        9/2004           79.6%        390,126        325,000
---------------------------------------------------------------------------------------------------------------------------------
#3054                           12.75%        Current      Amortized         7/2006            100%      1,279,243      1,370,502
---------------------------------------------------------------------------------------------------------------------------------
#3064                            12.5%       Paid off      Amortized         2/2007            100%             --        386,680
---------------------------------------------------------------------------------------------------------------------------------
#3068                           12.75%        Current   Interest-only        5/2005             25%        150,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3077                           12.75%        Default   Interest-only       12/2005          86.96%        965,217        965,217
---------------------------------------------------------------------------------------------------------------------------------
#3080                           12.75%        Current      Amortized         3/2006            100%        178,641        185,362
---------------------------------------------------------------------------------------------------------------------------------
#3081                           12.75%        Current      Amortized         3/2006            100%        580,579        602,427
---------------------------------------------------------------------------------------------------------------------------------
#3092                           12.75%       Paid off   Interest-only        5/2004            100%             --        775,000
---------------------------------------------------------------------------------------------------------------------------------
#3094                           12.75%       Paid off   Interest-only        8/2003            100%             --        280,966
---------------------------------------------------------------------------------------------------------------------------------
#3095                            12.5%       Paid off      Amortized         2/2007            100%             --        252,327
---------------------------------------------------------------------------------------------------------------------------------
#3101                           11.75%       Paid off      Amortized         9/2006          58.91%             --        430,000
---------------------------------------------------------------------------------------------------------------------------------
#3102                           11.00%        Current      Amortized         3/2007            100%        435,841        444,581
---------------------------------------------------------------------------------------------------------------------------------
#3105                           11.25%       Paid off   Interest-only       12/2006          27.97%             --        295,664
---------------------------------------------------------------------------------------------------------------------------------
#3107                           11.75%        Default   Interest-only        2/2008            100%        550,000        550,000
---------------------------------------------------------------------------------------------------------------------------------
#3108                           11.75%       Paid off   Interest-only        3/2007            100%             --        265,000
---------------------------------------------------------------------------------------------------------------------------------
#3110                           12.75%        Current   Interest-only        9/2004          66.89%      1,630,000      1,405,000
---------------------------------------------------------------------------------------------------------------------------------
#3112                           12.00%        Current   Interest-only        5/2007             50%      1,000,000      1,000,000
---------------------------------------------------------------------------------------------------------------------------------
#3115                           12.68%       Paid off   Interest-only        8/2007            100%             --        418,500
---------------------------------------------------------------------------------------------------------------------------------
#3116                           12.75%       Paid off   Interest-only        8/2005          65.79%             --      1,250,000
---------------------------------------------------------------------------------------------------------------------------------
#3118                           12.25%       Paid off   Interest-only        9/2007            100%             --      1,070,000
---------------------------------------------------------------------------------------------------------------------------------
#3119                           12.75%       Paid off   Interest-only       10/2007           71.7%             --         96,074
---------------------------------------------------------------------------------------------------------------------------------
#3121                           12.75%        Current   Interest-only       10/2007          58.04%        415,000        415,000
---------------------------------------------------------------------------------------------------------------------------------
#3125                           11.50%        Current   Interest-only        3/2005          74.56%        425,000        425,000
---------------------------------------------------------------------------------------------------------------------------------
#3126                           11.75%       Paid off   Interest-only        2/2006          78.43%             --      2,000,000
---------------------------------------------------------------------------------------------------------------------------------
#3127                           11.75%       Paid off   Interest-only        3/2008            100%             --        625,000
---------------------------------------------------------------------------------------------------------------------------------
#3129                            9.75%       Paid off   Interest-only        4/2008          21.21%             --        350,000
---------------------------------------------------------------------------------------------------------------------------------
#3131                           12.00%       Paid off   Interest-only        4/2008          75.61%             --        310,000
---------------------------------------------------------------------------------------------------------------------------------
#3132                           12.75%        Current   Interest-only        7/2006            100%        210,000        210,000
---------------------------------------------------------------------------------------------------------------------------------
#3133                           11.75%       Paid off   Interest-only       10/2004             54%             --      1,350,000
---------------------------------------------------------------------------------------------------------------------------------
#3137                           10.75%        Current   Interest-only        5/2008            100%        700,000        700,000
---------------------------------------------------------------------------------------------------------------------------------
#3138                           12.00%       Paid off   Interest-only       12/2004            100%             --        565,000
---------------------------------------------------------------------------------------------------------------------------------
#3140                           12.75%        Current   Interest-only       11/2008          50.41%        915,000        665,000
---------------------------------------------------------------------------------------------------------------------------------
#3142                           12.75%       Paid off   Interest-only       11/2004          83.33%             --      1,000,000
---------------------------------------------------------------------------------------------------------------------------------
#3143                           12.75%        Default   Interest-only       11/2008          61.43%      2,150,000      2,150,000
---------------------------------------------------------------------------------------------------------------------------------
#3144                           12.75%        Default   Interest-only        5/2005          81.89%      4,975,000      4,975,000
---------------------------------------------------------------------------------------------------------------------------------
#3146                           11.75%        Current      Amortized         4/2009            100%        450,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3149                           10.75%        Current   Interest-only        9/2008           57.6%      2,350,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3151                            9.00%        Current   Interest-only        7/2009            100%      1,000,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3152                           11.00%        Current   Interest-only        7/2007            100%        515,000             --
---------------------------------------------------------------------------------------------------------------------------------

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

                          Notes to Financial Statements

                                  ------------

---------------------------------------------------------------------------------------------------------------------------------
#3153                            9.00%        Current   Interest-only        7/2009            100%      1,900,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3155                           10.00%        Current   Interest-only        8/2007            100%      2,000,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3156                            8.75%        Current   Interest-only        8/2007            100%      1,100,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3157                            9.50%        Current   Interest-only        9/2007            100%      1,000,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3158                           10.00%        Current   Interest-only       12/2006            100%        810,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3161                            9.50%        Current   Interest-only       12/2007            100%        480,000             --
---------------------------------------------------------------------------------------------------------------------------------
#3162                           11.00%        Current   Interest-only        6/2006            100%        900,000             --
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Total Loans Receivable                                                                                $ 29,454,647   $ 28,495,649
---------------------------------------------------------------------------------------------------------------------------------

                                   Weighted Average Yield of Portfolio = 11.39%

5.    Concentrations

      Cash and Cash Equivalents

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of bank balances in excess of the FDIC insured amount of $100,000. At December 31, 2004 and 2003, the Company had approximately $8,558,000 and $4,384,000, respectively, of cash that exceeded this limit and thus was not covered by federal depository insurance.

      Loans Receivable

      At December 31, 2004 and December 31, 2003, approximately 72% and 61%, respectively, of the Company's loans receivable were collateralized by properties located in Northern California.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Steven M. Pontes, age 50, is the sole manager of MFP Management, LLC, a California limited liability company organized on August 20, 2001 for the primary purpose of acting as the Manager of the Fund. Mr. Pontes has been the chief executive officer and principal owner of Pontes Financial, Group, Ltd., a financial services firm and a California licensed real estate broker corporation, since it was founded in 1987. Mr. Pontes also founded PFG Investment Services, Inc. in 1996, which registered with the SEC as an investment adviser on March 22, 2001. Mr. Pontes has been a director of that company since its founding, but he does not participate in the day-to-day conduct of its business. Under an agreement dated December 31, 2004, Mr. Pontes sold his 50% interest in PFG Investment Services, Inc. to the remaining shareholder, Bradley Sasser. Mr. Pontes holds a life and disability insurance agent license from the California Department of Insurance.

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

The Manager is required to maintain a minimum financial net worth of $1,000,000, in accordance with a provision in our operating agreement. As of December 31, 2004, the financial net worth of the Manager is $1,244,690.

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


The Registrant does not have a formal board of directors or an audit committee.

The Manager has adopted a code of business conduct known as the Code of Conduct (the "Code"). The Manager will provide a copy of the Code to any person without charge upon request to Yosemite Mortgage Fund II, LLC, 414 13th Street, Oakland, CA 94612.

Item 10. EXECUTIVE COMPENSATION

The Company does not pay compensation to any persons, other than loan servicing fees to the Manager. The Company has not issued, awarded or otherwise paid, any options, SAR's, securities, or any other direct or indirect form of compensation other than the service fees to the Manager permitted under the operating agreement.

The following table summarizes the forms and amounts of compensation to the Manager for the year ended December 31, 2004:

                                 Actual         Maximum
      Form of Compensation     Amount Paid     Allowable
      --------------------     -----------     ---------

      Paid by the Company:
      Management fees         $          0   $    277,971
      Loan servicing fees           67,457         67,457
                              ------------   ------------
         Total                $     67,457   $    345,428
                              ============   ============

      Paid by Borrowers:
      Loan origination fees   $    424,891   $    424,891
      Loan servicing fees          134,914        134,914
      Late fees                     14,906         14,906
                              ------------   ------------
         Total                $    574,711   $    574,711
                              ============   ============

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person or entity owns beneficially more than 5% of the ownership interests in the Company. Pontes Financial Group, Ltd. contributed capital in the amount of $1,000 as the Initial Member of the Company, for which it received 100 units at $10.00 per unit, and Pontes Financial Group, Ltd. Retirement Trust 401(k) Plan holds 31,877 units of the Fund as of February 25, 2005. Neither the Manager nor Steven Pontes directly owns units of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Management Fee

The Manager is entitled to a management fee, up to 0.75% of our aggregate capital contributions, paid monthly in arrears. The Manager may in its discretion waive all or a part of the management fee to the extent it deems appropriate to do so. It has waived this fee for the years 2004 and 2003. The maximum such fees that would have otherwise been payable to the Manager for the year ended December 31, 2004 was approximately $278,000.

Loan Servicing Fees

The Manager is entitled to receive loan servicing fees, up to 0.25% of the principal amount of each loan serviced, which the Manager assigns to Pontes Financial Group, Ltd. The amount of the fees, which were paid by the Company to Pontes Financial Group, Ltd., were approximately $67,500 for the year ended December 31, 2004.

Item 13. EXHIBITS

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

      31.   Rule 13a-14a/15d-14(a) Certification.

      32.   Section 1350 Certification.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Items 9(e)(1) to 9(e)(4):

                               2004           2003
                           ------------   ------------

      Audit Fees           $     53,846   $     12,120
      Audit-Related Fees             --             --
      Tax Fees (1)                5,460          4,130
      All Other Fees                 --             --
                           ------------   ------------
      Total                $     59,306   $     16,250
                           ------------   ------------

(1) Tax services include tax return preparation, tax research, compliance, planning and advice.


Item 9(e)(5):

      (i) Before the accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Manager.

      (ii) 100% of the services described in Items 9(e)(2) through 9(e)(4) were approved by the Manager.


Item 9(e)(6):

Not applicable.

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


                                     Date: March 18, 2005