Form 10QSB
period 2005-03-31
YOSEMITE MORTGAGE FUND II LLC
filed 2005-05-16
CIK 1169426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT 1934

               For the transition period from ________ to ________

                        Commission File Number: 333-98337

                         YOSEMITE MORTGAGE FUND II, LLC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                        94-3394131
---------------------------------                       -------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                  414 13th Street, Suite 400, Oakland, CA 94612
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (510) 452-9144
                           ---------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. _________________

                         YOSEMITE MORTGAGE FUND II, LLC

                                      INDEX

                                                                     PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Financial Statements                                                 3
Condensed Balance Sheets
  March 31, 2005 and December 31, 2004                                         4

Condensed Statements of Income
  Three months ended March 31, 2005 and March 31, 2004                         5

Condensed Statement of Members' Equity
  March 31, 2005                                                               6

Condensed Statements of Cash Flows
  Three months ended March 31, 2005 and March 31, 2004                         7

Notes to Condensed Financial Statements                                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    16

ITEM 4.  CONTROLS AND PROCEDURES                                              17


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    18

ITEM 2.  USE OF PROCEEDS                                                      18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  18

ITEM 5.  OTHER INFORMATION                                                    18

ITEM 6.  EXHIBITS                                                             19

                          PART 1: FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

      The accompanying unaudited condensed financial statements should be read in conjunction with the registrant's Form 10-KSB dated March 17, 2005. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                            CONDENSED BALANCE SHEETS

                                                                            March 31, 2005   December 31, 2004
                                                                              (Unaudited)        (Audited)
                                                                              -----------       -----------
                                Assets
Assets:
   Loans receivable (Note 4)                                                  $33,656,933       $29,454,647
   Cash                                                                         7,516,309         8,754,478
   Interest receivable                                                            223,697           209,287
   Due from affiliate (Note 3)                                                  1,260,343            96,075
   Prepaid expenses                                                                15,000                --
   Deferred offering costs, net of accumulated amortization of $179,758 and
        $156,311 at March 31, 2005 and December 31, 2004, respectively            289,174           312,621
                                                                              -----------       -----------
                 Total Assets                                                 $42,961,456       $38,827,108
                                                                              ===========       ===========

                     Liabilities and Members' Equity
Liabilities:
   Accounts payable                                                           $        --       $     7,400
   Distributions payable                                                          324,731           417,538
   Accrued legal fees                                                                  --             6,033
   Service fees payable (Note 3)                                                    5,675             4,905
                                                                              -----------       -----------
                 Total Liabilities                                                330,406           435,876
                                                                              -----------       -----------

Members' Equity:
   Initial member                                                                     824               824
   Members                                                                     42,630,226        38,390,408
                                                                              -----------       -----------
                 Total Members' Equity                                         42,631,050        38,391,232
                                                                              -----------       -----------
                    Total Liabilities and Members' Equity                     $42,961,456       $38,827,108
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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited

                                                 For the three       For the three
                                                  months ended        months ended
                                                 March 31, 2005      March 31, 2004
                                                 --------------      --------------
Revenue:
   Interest on loans receivable                      $834,451           $791,574
   Late charges on loans receivable                        --                166
   Other interest                                      16,379              2,868
                                                     --------           --------
      Total Revenue                                   850,830            794,608
                                                     --------           --------

Expenses:
   Accounting                                          58,562             30,052
   Amortization                                        23,447             23,447
   Licensing and filing fees                            3,124              4,250
   Foreclosure                                             --                 --
   Fund insurance                                          --                 --
   Legal fees                                          80,368             25,873
   Printing                                             1,163              1,119
   Loan servicing fees (Note 3)                        19,380             16,766
                                                     --------           --------
      Total Expenses                                  186,044            101,507
                                                     --------           --------
           Income from operations                     664,786            693,101
           Income tax provision                         6,800              6,800
                                                     --------           --------
           Net Income                                $657,986           $686,301
                                                     ========           ========

   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                     CONDENSED STATEMENT OF MEMBERS' EQUITY
                                    Unaudited

                                     Initial Member           Members               Total
                                     --------------        ------------          ------------
Balance, December 31, 2004            $        824         $ 38,390,408          $ 38,391,232
Contributions                                   --            4,645,200             4,645,200
Reinvestment of Distributions                   --              318,668               318,668
Distributions                                   --             (643,398)             (643,398)
Withdrawals                                     --             (738,638)             (738,638)
Net income allocated                            --              657,986              657,986
                                      ------------         ------------          ------------
Balance, March 31, 2005               $        824         $ 42,630,226          $ 42,631,050
                                      ============         ============          ============

   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                         For the three         For the three
                                                                          months ended          months ended
                                                                         March 31, 2005        March 31, 2004
                                                                         --------------        --------------
Cash flows from operating activities:
   Net Income                                                              $   657,986          $   686,301
   Amortization                                                                 23,447               23,447
   Adjustments to reconcile net income to net cash
         provided by operations:

         Accounts payable                                                       (7,400)               9,311
         Due from affiliate                                                 (1,164,268)             (50,000)
         Interest receivable                                                   (14,410)              10,762
         Accrued legal fees                                                     (6,033)                  --
         Late fees receivable                                                       --                  188
         Prepaid expenses                                                      (15,000)                  --
         Service fees payable                                                      770                 (367)
                                                                           -----------          -----------
               Net cash (used in) provided by operating activities            (524,908)             679,642
                                                                           -----------          -----------

Cash flows from investing activities:
   Purchase of software                                                             --               36,982
   Issuance of loans receivable                                             (8,073,250)            (420,000)
   Purchase of loans receivable                                                     --             (600,000)
   Collection on loans receivable                                            3,870,964            2,121,952
                                                                           -----------          -----------
               Net cash (used in) provided by investing activities          (4,202,286)           1,138,934
                                                                           -----------          -----------

Cash flows from financing activities:
   Members' contributions                                                    4,645,200            2,817,500
   Members' distributions                                                   (1,156,175)            (253,055)
                                                                           -----------          -----------
               Net cash provided by financing activities                     3,489,025            2,564,445
                                                                           -----------          -----------

                    (Decrease) increase in cash                             (1,238,169)           4,383,021
                    Cash, beginning of period                                8,754,478            4,419,769
                                                                           -----------          -----------
                           Cash, end of period                             $ 7,516,309          $ 8,802,790
                                                                           ===========          ===========
Supplemental Cash Flow Information:
     Cash paid for income taxes                                            $     6,800          $     6,800
                                                                           -----------          -----------

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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for loan losses

The Manager regularly reviews the mortgage loan portfolio to assess whether a loan loss reserve is necessary. Borrower payment history, the value of the property by which the loan is secured, and other economic and geographical conditions are considered. In addition to these factors the Manager believes its underwriting standard to fund only those loans not greater than 70% of the collateral provides an adequate reserve against risk posed by market deterioration and/or delinquent payments. The Manager determines, on a case by case basis, whether or not to accrue interest income for loans delinquent or otherwise in default. The Manager regularly reviews its portfolio, particularly any loans that are delinquent, to determine whether a loan loss reserve is necessary. At March 31, 2005, the Manager determined that no loan loss reserves were required.

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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

On March 25, 2005, Loan #3054 was paid in full by the borrower. Pontes Financial Group, Ltd. collected the principal and interest payment associated with this payoff. As of March 31, 2005, $1,260,344 was due from the affiliate, Pontes Financial Group, Ltd., representing the Company's portion of the payoff proceeds that were in transit. The amount was paid in full by Pontes Financial Group, Ltd. and received by the Company on April 5, 2005.

Management Fees

Under the Operating Agreement, the Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans. Including the quarter ending March 31, 2005, the Manager has waived the management fee for every quarter since the Company's inception. Had the Manager accepted the management fee, the maximum management fee expense charged to the Company would have been approximately $77,200 for the three month period ending March 31, 2005, as compared to $65,800 for the same period ending March 31, 2004.

Service Fees

The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans in which it services, in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One-quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Mortgage service fees expenses for the three month periods ending March 31, 2005 and 2004 were approximately $19,400 and $16,800, respectively. As of March 31, 2005, the mortgage service fees payable to the Manager from the Company was approximately $5,700.

Borrower's Costs

The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

Loans Purchased from Affiliates of the Manager

The Company has purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Principal balances for loans purchased are due on the first of the following month. As of March 31, 2005, there was no outstanding payable for loans purchased.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE

All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of March 31, 2005 and December 31, 2004 consist of the following:

-------------------------------------------------------------------------------------------------------------
                                                                  Company
             Interest      Loan                       Maturity   Ownership         March 31,     December 31,
Loan Number    Rate       Status       Loan Type        Date     Percentage          2005            2004
-------------------------------------------------------------------------------------------------------------
#3053         13.00%      Current     Interest-only    9/2004      79.6%            390,126          390,126
-------------------------------------------------------------------------------------------------------------
#3054         12.75%      Current     Amortized        7/2006      100%                  --        1,279,243
-------------------------------------------------------------------------------------------------------------
#3068         12.75%      Current     Interest-only    5/2005      25%              150,000          150,000
-------------------------------------------------------------------------------------------------------------
#3077         12.75%      Current     Interest-only    12/2005     86.96%           965,217          965,217
-------------------------------------------------------------------------------------------------------------
#3080         12.75%      Current     Amortized        3/2006      100%             176,822          178,641
-------------------------------------------------------------------------------------------------------------
#3081         12.75%      Current     Amortized        3/2006      100%             574,671          580,579
-------------------------------------------------------------------------------------------------------------
#3102         12.00%      Current     Amortized        3/2007      100%             431,712          435,841
-------------------------------------------------------------------------------------------------------------
#3107         11.75%      Default     Interest-only    2/2008      100%             550,000          550,000
-------------------------------------------------------------------------------------------------------------
#3110         12.75%      Current     Interest-only    9/2004      72.44%         1,630,000        1,630,000
-------------------------------------------------------------------------------------------------------------
#3112         12.00%      Paid off    Interest-only    5/2007      50%                   --        1,000,000
-------------------------------------------------------------------------------------------------------------
#3121         12.75%      Paid off    Interest-only    10/2007     58.04%                --          415,000
-------------------------------------------------------------------------------------------------------------
#3125         11.50%      Current     Interest-only    3/2005      74.56%           425,000          425,000
-------------------------------------------------------------------------------------------------------------
#3132         12.75%      Current     Interest-only    7/2006      100%             210,000          210,000
--------------------------------------------------------------------------------------------------------------
#3137         10.75%      Paid off    Interest-only    5/2008      100%                  --          700,000
-------------------------------------------------------------------------------------------------------------
#3140         12.75%      Current     Interest-only    11/2008     50.41%           915,000          915,000
-------------------------------------------------------------------------------------------------------------
#3143         12.75%      Default     Interest-only    11/2008     61.43%         2,150,000        2,150,000
-------------------------------------------------------------------------------------------------------------
#3144         12.75%      Default     Interest-only    5/2005      81.89%         4,975,000        4,975,000
-------------------------------------------------------------------------------------------------------------
#3146         11.75%      Paid off    Amortized        4/2009      100%                  --          450,000
-------------------------------------------------------------------------------------------------------------
#3149         10.75%      Current     Interest-only    9/2008      57.6%          2,350,000        2,350,000
-------------------------------------------------------------------------------------------------------------
#3151         9.00%       Current     Interest-only    7/2009      100%           1,000,000        1,000,000
-------------------------------------------------------------------------------------------------------------
#3152         11.00%      Current     Interest-only    7/2007      100%             515,000          515,000
-------------------------------------------------------------------------------------------------------------
#3153         9.00%       Current     Interest-only    7/2009      100%           1,900,000        1,900,000
-------------------------------------------------------------------------------------------------------------
#3155         10.00%      Current     Interest-only    8/2007      100%           2,000,000        2,000,000
-------------------------------------------------------------------------------------------------------------
#3156         8.75%       Current     Interest-only    8/2007      100%           1,100,000        1,100,000
-------------------------------------------------------------------------------------------------------------
#3157         9.50%       Current     Interest-only    9/2007      100%           1,000,000        1,000,000
-------------------------------------------------------------------------------------------------------------
#3158         10.00%      Current     Interest-only    12/2006     100%             810,000          810,000
-------------------------------------------------------------------------------------------------------------
#3161         9.50%       Current     Interest-only    12/2007     100%             480,000          480,000
-------------------------------------------------------------------------------------------------------------
#3162         11.00%      Current     Interest-only    6/2006      100%           1,000,000          900,000
-------------------------------------------------------------------------------------------------------------
#3163         8.75%       Current     Amortized        2/2010      100%           5,485,135               --
-------------------------------------------------------------------------------------------------------------
#3166         9.75%       Current     Interest-only    3/2007      100%           2,473,250               --
-------------------------------------------------------------------------------------------------------------
Total Loans Receivable                                                         $ 33,656,933      $29,454,647
-------------------------------------------------------------------------------------------------------------

                  Weighted Average Yield of Portfolio = 10.79%

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2005 Compared to 2004

Net income was approximately $28,000 lower in the first three months of 2005 versus the same period of 2004. This was primarily due to an increase in legal and accounting expenses, and was offset by an increase in loan interest income of over $56,000, which resulted from an increase in the loan portfolio over the prior year. The results stated above do not reflect the reimbursement in April 2005 of nearly $59,000 in attorney fees that were expensed in the first quarter of 2005.

Financial Condition

During the three months ending March 31, 2005, the Company sold, for Units at $10.00 each, $4,645,200 in member capital contributions, as compared to $2,954,500 in the same period of 2004. Included in the $2,954,500 sold in the first three months of 2004 is $137,000 in deposits that were received in 2003, and accepted as contributions in the first quarter of 2004. As such, pending deposits of $137,000 were reserved for as of December 31, 2003. 31,867 Units valued at $10.00 each were issued during the three months ending March 31, 2005, respectively, under the Distribution Reinvestment Plan. As of March 31, 2005, a total of 4,330,010 Units were outstanding.

The Company originated loans approximating $8,073,000 during the three-month period ending March 31, 2005. In the same period of 2004, the Company originated and purchased loans totaling $1,020,000. The interest rates of the loans acquired in the first three months of 2005 and 2004 range from 8.75% to 11.00% and 11.75% to 12.75%, respectively. During the three months ending March 31, 2005, borrowers paid off the following loans:

Loan                     Principal       Interest                Payoff
Number                    Amount           Rate               Month/Year
------                  ----------       --------             ----------
3054                    $1,260,343        12.75%                3/2005
3112                     1,000,000        12.00%                3/2005
3121                       415,000        12.75%                1/2005
3137                       700,000        10.75%                2/2005
3146                       450,000        11.75%                2/2005
                        ----------
                        $3,825,343
                        ==========

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

As of March 31, 2005, the following loans were in default:

         Loan          Total Principal       Company     Interest
        Number              Amount          Ownership     Rate
        ------         ---------------      ---------    --------
         3107*           $   550,000       $  550,000     11.75%
         3143              3,500,000        2,150,000     12.75%
         3144*             6,075,000        4,975,000     12.75%
         ----            -----------       ----------     -----
         Total           $10,125,000       $7,675,000
                         ===========       ==========

* Loan was paid off in April 2005.

The borrower of loan #3077 failed to make its payments on a timely basis beginning with the payment due August 1, 2004. The Manager advanced all payments and as of March 31, 2005, had received repayment from the borrower for two of these advances. The Company filed a notice of default against the borrower on October 22, 2004. Because the Manager had agreed to advance the borrower payments on an ongoing basis, the Company continued to accrue interest on this loan. On March 10, 2005, the Company entered into a Loan Forbearance and Modification Agreement with the borrower wherein the amounts due, including accrued interest, late fees, property taxes, foreclosure costs and attorney fees, were added to the principal balance of the loan. Under the terms of the agreement, the borrower made a $15,000 principal payment upon execution of the agreement, as well as a principal payment of $265,000 on April 18, 2005. Because the borrower has complied with the terms of the agreement and has brought the payments current, the loan is no longer in default as of the effective date of the agreement, March 10, 2005.

Loan #3107 was not performing and was scheduled for trustee/foreclosure sale on July 20, 2004. However, on July 16, 2004, the borrower filed for a reorganization under Chapter 11 of the Bankruptcy Code. After the borrower's initial bankruptcy filing, the borrower converted from a Chapter 11 (Reorganization) to a Chapter 7 (Liquidation) filing. In April of 2005, the trustee liquidated the property securing the Company's loan and all amounts due, including outstanding principal, default interest and late fees, were repaid. Due to its default status, the loan yielded approximately 14.82%, on an annualized basis, over the past 18 months.

The borrower of Loan #3143 paid only part of the payment due June 1, 2004. The Manager advanced the remainder of the June 1, 2004 payment, as well as each of the entire payments due July 1, 2004 through December 1, 2004. As such, the loan is in foreclosure and had a scheduled sale date of December 7, 2004. Prior to the sale date, however, an unsecured creditor filed for an involuntary bankruptcy, Chapter 11 reorganization. The Manager believes the borrower will either bring the payments current or the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest, late charges, principal and all expenses related to collection. Due to the bankruptcy proceedings, the Manager has elected to no longer advance payments on the loan and accordingly, will not accrue interest on the loan.

Loan #3144 was scheduled for a trustee/foreclosure sale during the third quarter of 2004. Prior to the sale date, however, the borrower filed for bankruptcy. The Manager commenced legal action to obtain a "Relief from Stay" motion in order to continue with foreclosure proceedings. On September 7, 2004, the Manager on behalf of the lenders of the loan, of which the Company represents 81.89% ownership, entered into a sixty-day renewable Option Agreement with a junior lender secured by the same property. Under the terms of the Option Agreement, the junior/secondary lender paid a non-refundable fee of $500,000 that was used to pay the lenders for all unpaid and accrued interest and late fees (at the pre-default rate of 12.75% as well as all costs incurred in connection with the foreclosure proceedings). The Option Agreement provided the junior/secondary lender the option to purchase the loan, or the real property acquired in the event of foreclosure, at a purchase price equaling the unpaid principal balance of the promissory note plus accrued interest, late fees and all costs and expenses incurred in connection with the loan documents or real property, as the case may have been, less any amounts paid by the junior/secondary lender under the Option Agreement. In April of 2005, the borrower paid the loan in full, including outstanding principal and accrued interest. In addition, the borrower reimbursed approximately $82,000 of the legal and other foreclosure costs that totaled nearly $132,000. The lenders of the loan paid the remaining $50,000 of these costs in proportion to their ownership percentages. During its default period of 14 months, the loan yielded approximately 11.71% on an annualized basis, net of all expenses.

Compensation of the Manager and Affiliates By the Registrant

The Manager, MFP Management LLC, earned compensation from the registrant for its services during the three month periods ending March 31, 2005 and March 31, 2004 in the amounts of $19,380 and $16,766, respectively, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.

Forward-Looking Statements

Some of the information in this report on Form 10-Q may contain forward-looking statements. Uses of the words such as "will", "may", "anticipate", "estimate", "continue" or other similar words discuss or refer to future expectations, contain projections of results of operations or of financial conditions, or state other forward-looking information. As such, this analysis may prove to be inaccurate because of assumptions made by the Manager or the actual development of future events. No assurance can be given that any of these statements or predictions will ultimately prove to be correct or substantially correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table contains information about the Company's interest earning assets as of March 31, 2005. The Company does not currently hold any interest bearing liabilities. The presentation for each category aggregates the assets by their maturity dates for maturities occurring in each of the years 2006 through 2010 and aggregates the information for all maturities arising after 2010. The carrying values of the assets approximate their fair values as of March 31, 2005.

                             Interest Earning Assets
                           Aggregated by Maturity Date
                                 March 31, 2005

---------------------------------------------------------------------------------------------------------------------------
                      2005           2006           2007           2008           2009         Thereafter        Total
---------------------------------------------------------------------------------------------------------------------------
Money market
account           $6,056,732                                                                                  $6,056,732
---------------------------------------------------------------------------------------------------------------------------
Average
interest rate           1.49%                                                                                       1.49%
---------------------------------------------------------------------------------------------------------------------------
Loans secured
by trust deeds    $8,535,343     $2,771,493     $7,999,962     $5,965,000     $2,900,000      $5,485,135     $33,656,933
---------------------------------------------------------------------------------------------------------------------------
Weighted
average
interest rate         12.70%         11.31%          9.83%         11.87%          9.00%           8.75%          10.79%
---------------------------------------------------------------------------------------------------------------------------

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Company does not have any assets or liabilities denominated in foreign currencies. The Company does not hedge or otherwise seek to manage interest rate risk. The Company does not enter into risk sensitive instruments for trading purposes.

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

Item 4. Controls and Procedures

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.

Item 2. Use of Proceeds

Pursuant to a Securities Act registration statement on Form SB-2, S.E.C. file number 333-98337, effective on March 13, 2003, as amended by post-effective amendment no.2 on August 13, 2004, the Company is engaged in a public offering of registered units of limited liability company interest, underwritten by Rice Pontes Capital, Inc. The number of units registered is 6,500,000, of which 5,000,000 are offered in the initial public offering and 1,500,000 have been reserved for possible issuance under the Company's Distribution Reinvestment Program. All units are offered at $10.00 per unit for an aggregate offering price of $65,000,000. As of March 31, 2005, the number of units sold and issued is 4,330,010, for an aggregate offering price of $43,300,100. There are 883,640 units remaining unsold in the initial public offering.

The total expenses of the offering, incurred for the account of the Company to March 31, 2005, were approximately $529,000. These expenses were paid directly by the Company or were reimbursed to Pontes Financial Group, Ltd., an affiliate of the Company.

The net proceeds to the Company after deducting the expenses of the offering to March 31, 2005 were approximately $42,770,800. The net proceeds of the offering are either invested in real estate mortgage loans or are invested in cash. As of March 31, 2005, approximately $55,083,900, including net proceeds from the offering and proceeds from loan payoffs, has been invested in real estate mortgage loans for the Company's loan portfolio. Due to payoffs and principal pay downs, the amount invested in real estate mortgage loans as of March 31, 2005 was approximately $34,917,300. As of March 31, 2005, over $7,516,000 was invested in cash, awaiting the Manager's selection of appropriate real estate mortgage loans for the Company's portfolio.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

                                        YOSEMITE MORTGAGE FUND II, LLC

                                        By:  MFP Management LLC, Manager

Date: May 14, 2005                      By: /s/ Steven M. Pontes
                                           -------------------------------------
                                           Steven M. Pontes, General Manager