Form 10-Q
period 2005-06-30
YOSEMITE MORTGAGE FUND II LLC
filed 2005-08-15
CIK 1169426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

                         YOSEMITE MORTGAGE FUND II, LLC

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Financial Statements                                            3

Condensed Balance Sheets
        June 30, 2005 and December 31, 2004                               4

Condensed Statements of Income
        Three and six months ended June 30, 2005 and June 30, 2004        5

Condensed Statement of Members' Equity
        June 30, 2005                                                     6

Condensed Statements of Cash Flows
        Six months ended June 30, 2005 and June 30, 2004                  7

Notes to Condensed Financial Statements                                   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                                16

ITEM 4. CONTROLS AND PROCEDURES                                          17


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS                                                18

ITEM 2. USE OF PROCEEDS                                                  18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

ITEM 5. OTHER INFORMATION                                                18

ITEM 6. EXHIBITS                                                         19

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

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                            CONDENSED BALANCE SHEETS


                                                    June 30, 2005   December 31, 2004
                                                     (Unaudited)        (Audited)
                                                    -------------   -----------------

                                     Assets
Assets:
  Loans receivable (Note 4)                         $  31,762,779   $      29,454,647
  Cash                                                 15,816,180           8,754,478
  Interest receivable                                     234,643             209,287
  Due from affiliate (Note 3)                                  --              96,075
  Prepaid expenses                                          5,000                  --
  Deferred offering costs, net of accumulated
    amortization of $203,204 and $156,311 at
    June 30, 2005 and December 31, 2004,
    respectively                                          265,728             312,621
                                                    -------------   -----------------
        Total Assets                                $  48,084,330   $      38,827,108
                                                    =============   =================

Liabilities and Members' Equity
Liabilities:
  Accounts payable                                  $       4,972   $           7,400
  Distributions payable                                   422,228             417,538
  Accrued legal fees                                           --               6,033
  Service fees payable (Note 3)                             6,122               4,905
                                                    -------------   -----------------
        Total Liabilities                                 433,322             435,876
                                                    -------------   -----------------

Members' Equity:
  Initial member                                              824                 824
  Members                                              47,650,184          38,390,408
                                                    -------------   -----------------
        Total Members' Equity                          47,651,008          38,391,232
                                                    -------------   -----------------
            Total Liabilities and Members' Equity   $  48,084,330   $      38,827,108
                                                    =============   =================


   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                         CONDENSED STATEMENTS OF INCOME
                                    Unaudited


                                     For the three    For the three    For the six     For the six
                                     months ended     months ended    months ended    months ended
                                     June 30, 2005    June 30, 2004   June 30, 2005   June 30, 2004
                                     -------------    -------------   -------------   -------------
Revenue:
  Interest on loans receivable       $     845,934    $     576,121   $   1,680,385   $   1,367,695
  Late charges on loans receivable          12,309              355          12,309             521
  Other income                              12,631               --          12,631              --
  Other interest                            31,764            4,706          48,143           7,574
                                     -------------    -------------   -------------   -------------
      Total Revenue                        902,638          581,182       1,753,468       1,375,790
                                     -------------    -------------   -------------   -------------

Expenses:
  Accounting                                26,968           33,607          85,530          63,659
  Amortization                              23,446           23,446          46,893          46,893
  Licensing and filing fees                    705            2,170           3,829           6,420
  Foreclosure                                8,500            3,622           8,500           3,622
  Fund insurance                               295              295             295             295
  Legal fees                                (5,295)          18,398          75,073          44,271
  Printing                                   3,566               --           4,729           1,119
  Loan servicing fees (Note 3)              21,145           12,391          40,525          29,157
                                     -------------    -------------   -------------   -------------
      Total Expenses                        79,330           93,929         265,374         195,436
                                     -------------    -------------   -------------   -------------

          Income from operations           823,308          487,253       1,488,094       1,180,354

          Income tax provision                  --               --           6,800           6,800
                                     -------------    -------------   -------------   -------------

          Net Income                 $     823,308    $     487,253   $   1,481,294   $   1,173,554
                                     =============    =============   =============   =============


   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                     CONDENSED STATEMENT OF MEMBERS' EQUITY
                                    Unaudited


                                Initial Member     Members          Total
                                --------------   ------------    ------------
Balance, December 31, 2004      $          824   $ 38,390,408    $ 38,391,232
Contributions                               --      9,750,200       9,750,200
Reinvestment of Distributions               --        739,534         739,534
Distributions                               --     (1,486,494)     (1,486,494)
Withdrawals                                 --     (1,224,758)     (1,224,758)
Net income allocated                        --      1,481,294       1,481,294
                                --------------   ------------    ------------

Balance, June 30, 2005          $          824   $ 47,650,184    $ 47,651,008
                                ==============   ============    ============


   The accompanying notes are an integral part of these financial statements.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                       For the six      For the six
                                                      months ended     months ended
                                                      June 30, 2005    June 30, 2004
                                                      -------------    -------------

Cash flows from operating activities:
  Net Income                                          $   1,481,294    $   1,173,554
  Amortization                                               46,893           46,893
  Write-off of software                                                       36,982
  Adjustments to reconcile net income to net cash
      provided by operations:
      Accounts payable                                       (2,428)           5,902
      Due from affiliate                                     96,075          (50,000)
      Interest receivable                                   (25,356)          76,478
      Accrued legal fees                                     (6,033)              --
      Late fees receivable                                       --              187
      Prepaid expenses                                       (5,000)              --
      Service fees payable                                    1,217           (1,648)
                                                      -------------    -------------
          Net cash provided by operating activities       1,586,662        1,288,348
                                                      -------------    -------------

Cash flows from investing activities:
  Issuance of loans receivable                          (12,462,144)      (4,080,126)
  Purchase of loans receivable                                   --         (600,000)
  Collection on loans receivable                         10,154,012        4,322,647
                                                      -------------    -------------
              Net cash used in investing activities      (2,308,132)        (357,479)
                                                      -------------    -------------

Cash flows from financing activities:
  Members' contributions                                  9,750,200        2,817,500
  Members' distributions                                 (1,967,028)        (629,765)
                                                      -------------    -------------
          Net cash provided by financing activities       7,783,172        2,187,735
                                                      -------------    -------------

              Increase in cash                            7,061,702        3,118,604

              Cash, beginning of period                   8,754,478        4,419,769
                                                      -------------    -------------

                  Cash, end of period                 $  15,816,180    $   7,538,373
                                                      =============    =============


Supplemental Cash Flow Information:

  Cash paid for income taxes                          $       6,800    $       6,800
                                                      -------------    -------------


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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for loan losses
-------------------------
The Manager regularly reviews the mortgage loan portfolio to assess whether a loan loss reserve is necessary. Borrower payment history, the value of the property by which the loan is secured, and other economic and geographical conditions are considered. In addition to these factors the Manager believes its underwriting standard to fund only those loans not greater than 70% of the collateral provides an adequate reserve against risk posed by market deterioration and/or delinquent payments. The Manager determines, on a case by case basis, whether or not to accrue interest income for loans delinquent or otherwise in default. The Manager regularly reviews its portfolio, particularly any loans that are delinquent, to determine whether a loan loss reserve is necessary. At June 30, 2005, the Manager determined that no loan loss reserves were required.

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

Reclassifications
-----------------
Certain reclassifications of prior year balances have been made to conform to the current year presentation. Such reclassifications have no effect on net income.


NOTE 3 - RELATED PARTY TRANSACTIONS

Due from Affiliate
------------------
Pontes Financial Group, Ltd., an affiliate of the Manager, offered then agreed to reimburse the Company in the amount of $50,000 for a portion of the organizational costs relating to a failed software development effort and related accounting fees. During the third quarter of 2004, Pontes Financial Group, Ltd. paid the entire amount of $50,000 to the Company.

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

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

Management Fees
---------------
Under the Operating Agreement, the Manager is entitled to receive from the Company a Management Fee payable monthly, in amounts determined by the Manager from time to time, up to a maximum of three-quarters of one percent (0.75%) per annum of capital contributions committed to investment in mortgage loans.
Including the quarter ending June 30, 2005, the Manager has waived the management fee for every quarter since the Company's inception. Had the Manager accepted the management fee, the maximum management fee expense charged to the Company would have been approximately $95,900 and $173,100 for the three and six month periods ending June 30, 2005, as compared to $66,500 and $132,400 for the same periods ending June 30, 2004. The total maximum management fee expense that has been waived by the Manager since the Company's inception is approximately $690,500.

Service Fees
------------
The Manager and its Affiliates are also entitled to receive monthly Mortgage Servicing Fees on loans in which it services, in the amount of three-quarters of one percent (0.75%) per annum of the principal outstanding in each loan. One-quarter of one percent (0.25%) of the total fees were paid by the Company and the remaining one-half of one percent (0.5%) of the total fees were paid by the borrowers. Mortgage service fees expenses for the three and six month periods ending June 30, 2005 were approximately $21,100 and $40,500, respectively. For the same periods of 2004, Mortgage service fees expenses were approximately $12,400 and $29,200. As of June 30, 2005, the mortgage service fees payable to the Manager from the Company was approximately $6,100.

Borrower's Costs
----------------
The Manager receives loan origination fees and other fees normally associated with the loan placement and paid by the borrowers. These fees are paid directly to the Manager by borrowers and are not included in the income and expenses of the Company.

Loans Purchased from Affiliates of the Manager
----------------------------------------------
The Company has purchased loans, in whole or in part, from affiliates of the Manager and certain members of the Company. Principal balances for loans purchased are due on the first of the following month. As of June 30, 2005, there was no outstanding payable for loans purchased.

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                                    Unaudited

NOTE 4 - LOANS RECEIVABLE

All loans receivable are secured by deeds of trust, and ownership of some loans is partially shared with related parties (See Note 3). Loans receivable as of June 30, 2005 and December 31, 2004 consist of the following:

                                                               Company
              Interest     Loan                    Maturity   Ownership      June 30,     December 31,
Loan Number     Rate      Status     Loan Type       Date     Percentage        2005          2004
-----------   --------    ------   -------------   --------   ----------    -----------   ------------
#3053            13.00%   Current  Interest-only    9/2004          79.6%       390,126        390,126
#3054            12.75%   Paid off   Amortized      7/2006           100%            --      1,279,243
#3068            12.75%   Paid off Interest-only    5/2005            25%            --        150,000
#3077            12.75%   Current  Interest-only   12/2005         86.96%       839,496        965,217
#3080            12.75%   Current    Amortized      3/2006           100%       174,945        178,641
#3081            12.75%   Current    Amortized      3/2006           100%       568,572        580,579
#3102            12.00%   Current    Amortized      3/2007           100%       427,612        435,841
#3107            11.75%   Paid off Interest-only    2/2008           100%            --        550,000
#3110            12.75%   Current  Interest-only    9/2004         72.44%     1,630,000      1,630,000
#3112            12.00%   Paid off Interest-only    5/2007            50%            --      1,000,000
#3121            12.75%   Paid off Interest-only   10/2007         58.04%            --        415,000
#3125            11.50%   Paid off Interest-only    3/2005         74.56%            --        425,000
#3132            12.75%   Current  Interest-only    7/2006           100%       210,000        210,000
#3137            10.75%   Paid off Interest-only    5/2008           100%            --        700,000
#3140            12.75%   Current  Interest-only   11/2008         50.41%       915,000        915,000
#3143            12.75%   Default  Interest-only   11/2008         61.43%     2,150,000      2,150,000
#3144            12.75%   Paid off Interest-only    5/2005         81.89%            --      4,975,000
#3146            11.75%   Paid off   Amortized      4/2009           100%            --        450,000
#3149            10.75%   Current  Interest-only    9/2008          57.6%     2,350,000      2,350,000
#3151             9.00%   Current  Interest-only    7/2009           100%     1,000,000      1,000,000
#3152            11.00%   Current  Interest-only    7/2007           100%       515,000        515,000
#3153             9.00%   Current  Interest-only    7/2009           100%     1,900,000      1,900,000
#3155            10.00%   Current  Interest-only    8/2007           100%     2,000,000      2,000,000
#3156             8.75%   Current  Interest-only    8/2007           100%     1,100,000      1,100,000
#3157             9.50%   Current  Interest-only    9/2007           100%     1,000,000      1,000,000
#3158            10.00%   Current  Interest-only   12/2006           100%       810,000        810,000
#3161             9.50%   Current  Interest-only   12/2007           100%       480,000        480,000
#3162            11.00%   Current  Interest-only    6/2006           100%     1,000,000        900,000
#3163             8.75%   Current    Amortized      2/2010           100%     5,439,884             --
#3166             9.75%   Current  Interest-only    3/2007           100%     2,473,250             --
#3167            10.00%   Current  Interest-only    5/2010         81.17%       625,000             --
#3168             9.00%   Current  Interest-only    6/2010           100%     1,050,000             --
#3169            10.00%   Current  Interest-only    6/2010         51.67%       695,000             --
#3170             9.25%   Current  Interest-only    7/2010           100%     2,018,894             --

Total Loans Receivable                                                      $31,762,779    $29,454,647

                  Weighted Average Yield of Portfolio = 10.26%

                         YOSEMITE MORTGAGE FUND II, LLC
                    (A California Limited Liability Company)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended June 30, 2005 Compared to 2004

Net income was approximately $336,000 higher in the second three months of 2005 versus the same period of 2004. Revenues were over $321,400 higher in the second quarter of 2005 versus 2004, primarily resulting from the April 2005 receipt of past due interest and late fees in the payoff proceeds of two default loans. The increase in revenues was also attributable to the increase in the loan portfolio over the prior year. Expenses were nearly $14,600 lower in the second quarter of 2005 versus the same period in 2004, driven primarily by the reimbursement of legal fees received during the quarter and a decrease in accounting expenses, and offset by the increase in loan servicing fees that stemmed from the higher loan portfolio over the prior year.

Six Months Ended June 30, 2005 Compared to 2004

Net income increased by over $307,700 from 2004 to 2005. Revenues, consisting primarily of loan interest income and late fees, increased by approximately $377,700. The increase was primarily due to the receipt of past due interest and late fees included in the April 2005 payoffs of two default loans, as well as an increase in the loan portfolio over the prior year. Expenses increased by over $69,900 in the first six months of 2005 as compared to 2004. This increase was primarily attributable to an increase in legal and accounting fees.


Financial Condition
-------------------

During the six months ending June 30, 2005, the Company sold, for Units at $10.00 each, $9,750,200 in member capital contributions, as compared to $2,954,500 in the same period of 2004. Included in the $2,954,500 sold in the first six months of 2004 is $137,000 in deposits that were received in 2003, and accepted as contributions in the first quarter of 2004. As such, pending deposits of $137,000 were reserved for as of December 31, 2003. 73,953 Units valued at $10.00 each were issued during the six months ending June 30, 2005 under the Distribution Reinvestment Plan. As of June 30, 2005, a total of 4,760,057 Units were outstanding.

The Company originated loans approximating $12,462,000 during the six-month period ending June 30, 2005. In the same period of 2004, the Company originated and purchased loans totaling $4,680,000. The interest rates of the loans acquired in the first six months of 2005 and 2004 range from 8.75% to 11.00% and 9.00% to 12.75%, respectively. During the six months ending June 30, 2005, borrowers paid off the following loans:

      Loan       Principal    Interest      Payoff
      Number       Amount       Rate      Month/Year
      --------   ----------   --------    ----------
      3054       $1,260,343      12.75%     3/2005
      3068          150,000      12.75%     6/2005
      3107          550,000      11.75%     4/2005
      3112        1,000,000      12.00%     3/2005
      3121          415,000      12.75%     1/2005
      3125          425,000      11.50%     4/2005
      3137          700,000      10.75%     2/2005
      3144        4,975,000      12.75%     4/2005
      3146          450,000      11.75%     2/2005
                 ----------
                 $9,925,343
                 ==========

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

As of June 30, 2005, the following loan was in default:

                       Total
                     Principal      Company     Interest
      Loan Number     Amount       Ownership      Rate
      -----------   -----------   -----------   --------
      3143          $ 3,500,000   $ 2,150,000      12.75%


The borrower of Loan #3143 paid only part of the payment due June 1, 2004. The Manager advanced the remainder of the June 1, 2004 payment, as well as each of the entire payments due July 1, 2004 through December 1, 2004. As such, the loan is in foreclosure and had a scheduled sale date of December 7, 2004. Prior to the sale date, however, an unsecured creditor filed for an involuntary bankruptcy, Chapter 11 reorganization. In June 2005, the Company entered into a stipulated order agreement with the borrower and the U.S. Bankruptcy Court whereby the Company will be allowed to proceed with the foreclosure unless by September 15, 2005, the borrower files a Notice of Sale with the court providing for an all cash sale in an amount sufficient to at least satisfy the Company's secured claim including principal, default interest, late fees and all costs associated with the foreclosure. The noticed sale agreement must include a provision for a nonrefundable $50,000 earnest money deposit that must be received by the borrower within forty-five days from the date the Notice of Sale is filed. If either the borrower does not receive the $50,000 earnest money deposit within the forty-five day limit or the sale agreement does not close within sixty-one days from the date the Notice of Sale is filed (or ninety-two days if an additional nonrefundable $50,000 earnest money deposit is received by the borrower), the Company will be allowed to proceed with the foreclosure. An Order Authorizing Sale of Real Property Free and Clear of Liens was issued by the U.S. Bankruptcy Court on July 15, 2005. Per the terms of the Stipulated Judgment entered on June 10, 2005, the $50,000 non-refundable deposit was paid to the Fund on August 9, 2005. The Manager believes that, if applicable, the proceeds from a liquidation will be sufficient to pay all past due payments including the default interest, late charges, principal and all expenses related to collection. Due to the bankruptcy proceedings, the Manager has elected to no longer advance payments on the loan and accordingly, will not accrue interest on the loan.

Liquidity and Capital Resources
-------------------------------

Sales of units to Members and loan payoffs provide the capital for new mortgage investments. The Company's sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the loans are concentrated, results in a decline in the demand for real estate acquisition and development loans. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company's lending rates are not directly tied to the Federal Reserve Board's discount rate, a sustained and widespread decline in interest rates impacts the interest rates the Company is able to obtain on loans. Since the Company's loans generally do not have prepayment penalties, declining interest rates may motivate borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

Member withdrawals from the Fund were approximately $1,224,800 and $0 for the six months ending June 30, 2005 and 2004, respectively. Members may withdraw, or partially withdraw, from the Fund and obtain the return of all or part of their capital account within 61 to 91 days after they deliver written notice of withdrawal to the Manager, subject to the following additional conditions:

      o Members may not withdraw from the Fund until one year after the purchase of units.
      o Withdrawal payments are made from net proceeds of capital transactions and capital contributions.
      o The Manager must determine that the proposed withdrawal will not impair the capital or operation of the Fund.
      o The Company is not required to sell any portion of its assets to fund a withdrawal.
      o The withdrawal amount is determined by the capital account on the date of the distribution, even if this is not the same as the proportionate share of the then fair market value of assets.
      o No more than 10% of the outstanding capital accounts of Members can be withdrawn during any calendar year, except upon dissolution of the Fund.
      o If a capital account is reduced below $10,000 due to any withdrawal payment, the Company may distribute the remaining amount in the Member's capital account as a cancellation.
      o Withdrawal requests are made on a first-come, first-served basis. If the sums needed to fund withdrawals in any particular month exceed the amount of cash available for withdrawals, funds will be distributed first to the Member whose request was received first, until the withdrawal request is paid in full.


Contingency Reserves
--------------------

The Company maintains a cash working capital reserve of approximately 3% of the Member capital accounts to cover any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy any unforeseen obligations and for other permitted uses of working capital. Although the Manager believes that the working capital reserve is adequate, it could become necessary to sell or otherwise liquidate certain of its investments to cover such contingencies on terms which might not be favorable to the Company.


Compensation of the Manager and Affiliates By the Registrant
------------------------------------------------------------

The Manager, MFP Management LLC, earned compensation from the registrant for its services during the six month periods ending June 30, 2005 and June 30, 2004 in the amounts of $40,525 and $29,157, respectively, all of which the Manager has assigned to its affiliate, Pontes Financial Group, Ltd. No other amounts were received by the Manager or its Affiliates for services or reimbursement of costs or expenses from the registrant during the period covered by this report.


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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table contains information about the Company's interest earning assets as of June 30, 2005. The Company does not currently hold any interest bearing liabilities. The presentation for each category aggregates the assets by their maturity dates for maturities occurring in each of the years 2006 through 2010 and aggregates the information for all maturities arising after 2010. The carrying values of the assets approximate their fair values as of June 30, 2005.

                             Interest Earning Assets
                           Aggregated by Maturity Date
                                  June 30, 2005

                        2005            2006          2007          2008          2009       Thereafter        Total
                   --------------    ----------    ----------    ----------    ----------    ----------    --------------

Money market
account            $   14,843,461                                                                          $   14,843,461

Average
interest rate                1.49%                                                                                   1.49%

Loans secured
by trust deeds     $    2,859,622    $2,763,517    $7,995,862    $5,415,000    $2,900,000    $9,828,778    $   31,762,779

Weighted average
interest rate               12.78%        11.31%         9.83%        11.88%         9.00%         9.05%            10.26%


Market Risk
-----------

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


Item 2. Use of Proceeds

Pursuant to a Securities Act registration statement on Form SB-2, S.E.C. file number 333-98337, effective on March 13, 2003, as amended by post-effective amendment no.2 on August 13, 2004, the Company is engaged in a public offering of registered units of limited liability company interest, underwritten by Rice Pontes Capital, Inc. The number of units registered is 6,500,000, of which 5,000,000 are offered in the initial public offering and 1,500,000 have been reserved for possible issuance under the Company's Distribution Reinvestment Program. All units are offered at $10.00 per unit for an aggregate offering price of $65,000,000. As of June 30, 2005, the number of units sold and issued is 4,760,057, for an aggregate offering price of $47,600,570. There are 495,679 units remaining unsold in the initial public offering.

The total expenses of the offering, incurred for the account of the Company to June 30, 2005, were approximately $529,000. These expenses were paid directly by the Company or were reimbursed to Pontes Financial Group, Ltd., an affiliate of the Company.

The net proceeds to the Company after deducting the expenses of the offering to June 30, 2005 were approximately $47,071,600. The net proceeds of the offering are either invested in real estate mortgage loans or are invested in cash. As of June 30, 2005, approximately $59,472,800, including net proceeds from the offering and proceeds from loan payoffs, has been invested in real estate mortgage loans for the Company's loan portfolio. Due to payoffs and principal pay downs, the amount invested in real estate mortgage loans as of June 30, 2005 was approximately $31,762,800. As of June 30, 2005, over $15,816,000 was invested in cash, awaiting the Manager's selection of appropriate real estate mortgage loans for the Company's portfolio.


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

                                    YOSEMITE MORTGAGE FUND II, LLC

                                    By: MFP Management LLC, Manager

Date: August 15, 2005               By: /s/ Steven M. Pontes
                                       -----------------------------------------
                                       Steven M. Pontes, General Manager